Form 10-Q
period 1996-04-30
TRANSAMERICAN REFINING CORP
filed 1996-06-14
CIK 927762

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED APRIL 30, 1996

                         REGISTRATION NUMBER 33-85930

                               ----------------

                      TRANSAMERICAN REFINING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0229632
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        1300 EAST NORTH BELT
              SUITE 320
           HOUSTON, TEXAS                                 77032
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

                                (713) 986-8811
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .

  The number of shares of common stock of the registrant outstanding on June 14, 1996 is 30,000,000.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements
    Condensed Balance Sheet as of April 30, 1996 and January 31, 1996....     2
    Condensed Statement of Operations for the three months ended April
     30, 1996 and 1995...................................................     3
    Condensed Statement of Cash Flows for the three months ended April
     30, 1996 and 1995...................................................     4
    Notes to Condensed Financial Statements..............................  5-12
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 13-16

                                    PART II.
                               OTHER INFORMATION

Item 3. Legal Proceedings................................................    17
Item 5. Other Information................................................ 17-19
Item 6. Exhibits and Reports on Form 8-K.................................    19
Signatures...............................................................    20
Index to Exhibits

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        APRIL 30,  JANUARY 31,
                                                          1996        1996
                                                        ---------  -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents............................ $     135   $   2,779
  Long-term debt proceeds held in collateral account...    12,075      14,840
  Accounts receivable..................................         9         121
  Receivable from affiliates...........................       327         118
  Inventories..........................................    26,216      37,231
  Other................................................     2,506       5,479
                                                        ---------   ---------
    Total current assets...............................    41,268      60,568
                                                        ---------   ---------
Property and equipment.................................   478,302     430,858
Less accumulated depreciation and amortization.........    11,897      10,244
                                                        ---------   ---------
    Net property and equipment.........................   466,405     420,614
                                                        ---------   ---------
Long-term debt proceeds held in collateral account.....     4,946       9,565
Other assets, net......................................    27,225      27,576
                                                        ---------   ---------
                                                        $ 539,844   $ 518,323
                                                        =========   =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable..................................... $  15,964   $  23,552
  Payable to affiliates................................     1,895       2,957
  Accrued liabilities..................................    10,218      14,560
  Product financing arrangements.......................    26,184      37,206
                                                        ---------   ---------
    Total current liabilities..........................    54,261      78,275
                                                        ---------   ---------
Payable to affiliates..................................     5,874       3,799
Long-term debt.........................................   328,225     316,538
Investment in TransTexas...............................    32,030      46,586
Other liabilities......................................       901       1,168
Commitments and contingencies (Note 6).................        --          --
Stockholder's equity:
Common stock, $0.01 par value, authorized 100,000,000
 shares, issued and outstanding 30,000,000 shares......       300         300
  Additional paid-in capital...........................   248,513     248,513
  Accumulated deficit..................................  (130,260)   (176,856)
                                                        ---------   ---------
    Total stockholder's equity.........................   118,553      71,957
                                                        ---------   ---------
                                                        $ 539,844   $ 518,323
                                                        =========   =========

           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Revenues:
  Product sales........................................ $   10,857  $      558
                                                        ----------  ----------
Costs and expenses:
  Costs of products sold...............................     13,380       1,086
  Operations and maintenance...........................      3,056        (274)
  Depreciation and amortization........................      1,804       1,376
  General and administrative...........................      2,103       1,081
  Taxes other than income taxes........................        399       1,041
                                                        ----------  ----------
    Total costs and expenses...........................     20,742       4,310
                                                        ----------  ----------
    Operating loss.....................................     (9,885)     (3,752)
                                                        ----------  ----------
Other income (expense):
  Interest income......................................        143       1,919
  Interest expense, net................................     (1,088)     (4,633)
  Equity in earnings (loss) of TransTexas..............      1,001        (842)
  Gain on sale of TransTexas stock.....................     56,162          --
  Other................................................        263      (3,043)
                                                        ----------  ----------
    Total other income (expense).......................     56,481      (6,599)
                                                        ----------  ----------
    Net income (loss).................................. $   46,596  $  (10,351)
                                                        ==========  ==========
Net income (loss) per share............................ $     1.55  $    (0.35)
                                                        ==========  ==========
Weighted average number of shares outstanding.......... 30,000,000  30,000,000
                                                        ==========  ==========


           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED APRIL 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Operating activities:
 Net income (loss)......................................... $ 46,596  $(10,351)
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Depreciation and amortization............................    1,805     1,563
  Litigation...............................................       --     4,500
  Amortization of discount on long-term debt...............       --     7,063
  Amortization of debt issue costs.........................       --       940
  Equity in (earnings) loss of TransTexas..................   (1,001)      842
  Gain on sale of TransTexas stock.........................  (56,162)       --
  Changes in assets and liabilities:
   Accounts receivable.....................................      (97)   (4,184)
   Inventories.............................................       (7)  (16,720)
   Prepayments and other...................................    2,973      (580)
   Accounts payable........................................    2,712   (13,406)
   Payable to affiliates...................................   (1,062)      246
   Accrued liabilities.....................................   (4,364)   (7,405)
   Other assets............................................     (606)   (1,668)
   Other liabilities.......................................       --      (576)
                                                            --------  --------
    Net cash used by operating activities..................   (9,213)  (39,736)
                                                            --------  --------
Investing activities:
 Capital expenditures......................................  (45,252)  (26,995)
                                                            --------  --------
Financing activities:
 Issuance of long-term debt and warrants...................       --   300,750
 Net proceeds from sale of TransTexas stock................   42,607        --
 Long-term debt proceeds held in collateral account........  (26,549) (174,742)
 Withdrawals from collateral account.......................   33,933        --
 Advances from TransAmerican...............................    4,000    (1,979)
 Payment of advances to TransAmerican......................   (1,925)  (40,000)
 Debt issue costs..........................................       --   (16,733)
 Principal payments on capital lease obligations...........     (245)      (61)
                                                            --------  --------
    Net cash provided by financing activities..............   51,821    67,235
                                                            --------  --------
    Increase (decrease) in cash and cash equivalents.......   (2,644)      504
Beginning cash and cash equivalents........................    2,779        46
                                                            --------  --------
Ending cash and cash equivalents........................... $    135  $    550
                                                            ========  ========
Noncash financing and investing activities:
 Accounts payable for property and equipment............... $(10,300) $ (6,406)
 Product financing arrangements............................  (11,022)       --
 Interest accretion on notes and discount notes capitalized
  in property and equipment................................   11,687        --

           See accompanying notes to condensed financial statements.

                      TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

  In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary to fairly state the financial position of the Company as of April 30, 1996 and the results of its operations and cash flows for the interim periods ended April 30, 1996 and 1995. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the transition period ended January 31, 1996. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Unless otherwise noted, the term "Company" refers to TransAmerican Refining Corporation. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. Based on the Company's estimate of future cash flows, management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery, there can be no assurance that the Company will ultimately recover the cost of the refinery.

2. ORGANIZATION

  In 1994, TransAmerican Natural Gas Corporation ("TransAmerican") formed TransAmerican Energy Corporation ("TEC"), a limited-purpose holding company, to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of the Company's capital stock. In February 1995, in connection with a public offering of debt securities by the Company (the "TARC Notes"), TransAmerican transferred 55 million shares (74.3% of outstanding shares) of TransTexas' common stock to TEC. TEC then transferred 15 million of the shares (20.3% of the total outstanding) to the Company. In March 1996, the Company sold 4.55 million shares of TransTexas common stock (6.2% of the total outstanding) in a public offering, for proceeds of $42.6 million, approximately $26.6 million of the proceeds thereof were deposited in the cash collateral account. The 50.45 million shares of TransTexas common stock held by TEC and the Company are currently pledged as collateral for the TARC Notes.

3. CAPITAL IMPROVEMENT PROGRAM AND ADDITIONAL FINANCING REQUIREMENTS

  The Company is currently engaged in an expansion and modification of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of $434 million. The Company estimates that expenditures of between $146 million and $151 million in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the FCC Unit and the offsite facilities. In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, the Company sold 4.55 million shares of TransTexas common stock and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

  As of April 30, 1996, expenditures on the Capital Improvement Program funded or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. Giving effect to current estimates, additional funding

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)
of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the South Louisiana Port Commission ("Port Commission" ) tax exempt bonds. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC),
(iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. Sales of shares of TransTexas common stock may result in deconsolidation of TransTexas from the consolidated group for federal income tax purposes. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company or TransAmerican. If this financing is not available when needed or if significant engineering problems, work stoppages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. The Company has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, the Company believes that implementation of these steps will adequately address staffing concerns. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  The Company and the Port Commission have reached an agreement in principle which would allow the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of the air and waste water treatment facility is included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  The Company has incurred losses and negative cash flows from operating activities as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to financing costs and low margins. Based on recent refining margins and projected levels of operations, such negative cash flows are likely to continue. In order to operate the refinery, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional capital will be available. Without this additional capital being available when needed, there is substantial doubt about the Company's continued existence. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments as a result of such uncertainties.

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)

4. INVENTORIES

  The major components of inventories are as follows (in thousands of dollars):

                                                             APRIL
                                                              30,   JANUARY 31,
                                                             1996      1996
                                                            ------- -----------
     Refinery feedstocks and blendstocks................... $    13   $   628
     Intermediate and refined products.....................      19     1,294
     Purchase commitments--refinery feedstocks and
      blendstocks..........................................  21,639     3,767
     Purchase commitments--intermediate and refined
      products.............................................   4,545    31,542
                                                            -------   -------
                                                            $26,216   $37,231
                                                            =======   =======

5. INVESTMENT IN TRANSTEXAS

  The Company uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The equity in earnings or (loss) of TransTexas reflects the Company's 20.3% interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%. Summarized income statement information of TransTexas is as follows (in thousands of dollars):

                                                                THREE MONTHS
                                                               ENDED APRIL 30,
                                                               ---------------
                                                                1996    1995
                                                               ------- -------
      Revenues................................................ $88,196 $72,828
      Operating costs and expenses............................  62,398  59,896
                                                               ------- -------
        Operating income......................................  25,798  12,932
      Other expense...........................................  21,152  14,857
                                                               ------- -------
        Net income (loss) before income taxes.................   4,646  (1,925)
        Income taxes..........................................   1,626   1,919
                                                               ------- -------
        Net income (loss)..................................... $ 3,020 $(3,844)
                                                               ======= =======
        Net income (loss) per share........................... $  0.04 $ (0.05)
                                                               ======= =======

6. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The following is a description of the legal proceedings of the Company.

  U.S. Customs Service. On August 20, 1991, the U.S. Customs Service filed suit against TransAmerican in the Bankruptcy Court. The Bankruptcy Court entered a judgment against TransAmerican. TransAmerican appealed to the U.S. District Court for the Southern District of Texas. On August 29, 1995, the U.S. District Court ruled in favor of the U.S. Customs Service and upheld the Bankruptcy Court determination. TransAmerican anticipates that it will have to pay approximately $540,000 which includes interest.

  NLRB Proceeding. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union filed unfair labor practices charges against the Company with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). The charge alleges that the Company refused to reinstate 22 former employees because of their union membership. The NLRB has not taken any action.

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)

  EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") initiated a systematic investigation into the Company's and Southeast Louisiana Contractors of Norco, Inc.'s ("Southeast Contractors") employment practices. The EEOC is investigating whether the Company is discriminating on the basis of sex and race. The Company intends to vigorously defend this allegation.

  General. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flow. At April 30, 1996, the possible range of estimated losses related to all of the aforementioned claims, other than the EEOC claim, which the Company could not reasonably estimate and in addition to the estimates accrued by the Company, is $0 to $2 million.

 Environmental Matters

  Compliance Matters. The Company is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), that regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. The Company believes that it is in substantial compliance with applicable Pollution Control Laws. However, changes in Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, will require the Company to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, the Company has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that the Company will remain in compliance with environmental regulations.

  The Company uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of the Company's operations. The Company also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. The Company believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to the Company's operations. As a result, the Company believes that such matters will not have a material adverse effect on the Company's future results of operations, cash flows or financial position.

  Pending Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. The Company will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, the Company cannot estimate the costs of such compliance. Although the Company does not believe that such costs will be material, there can be no assurance that such costs will not have a material adverse effect on its financial position.

  As a result of the Environmental Protection Agency's ("EPA") adoption on August 18, 1995 of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act, the Company may be required to spend additional funds in order to comply with these regulations that could have a material adverse effect on the Company. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" standards

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)
for all categories of major sources of hazardous air pollutants by November 15, 2000. As of the present time, the EPA has promulgated standards for the chemical manufacturing industry; similar standards are expected to be set by both the EPA and the Louisiana Department of Environmental Quality for the petroleum refining industry. The Company cannot estimate at this time what the effect may be of any such regulations on the refinery.

  The EPA promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on the Company. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the applicable laws and regulations become more stringent or other areas become subject to the existing program. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refinery must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data, the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

  The Company filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which the Company relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied the Company's request for an individual baseline adjustment, and the Company cannot predict at this time when or whether the EPA will grant the Company other appropriate regulatory relief. In correspondence to the Company, the EPA has expressed willingness to consider whether different standards should apply to refineries that are now commencing operations. If the EPA fails to grant appropriate regulatory relief, the Company will be restricted in the amount of gasoline it will be able to sell domestically or will incur additional gasoline blending costs until the Capital Improvement Program is completed. Upon completion of the Capital Improvement Program, the Company believes that it will be able to produce conventional gasoline and, to a limited extent, reformulated gasoline that meets the Gasoline Standards. There can be no assurance that any action taken by the EPA will not have a material adverse effect on the Company's future results of operations, cash flows or financial position.

  Cleanup Matters. The Company also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, the Company has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, the Company has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the Louisiana Department of Environmental Quality on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of the Company's prior waste management activities (as discussed below).

  In 1991, the EPA performed a refinery facility assessment ("RFA") at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA") and issued a report of its RFA investigation. The EPA has

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)
not made a formal request of the Company to implement any corrective actions based on the investigations; however, the Company has voluntarily initiated remedial actions at some of the solid waste management units and other areas of concern. The Company is unable to predict what effect any further investigation or remediation required by the EPA will have on the Company's financial position. As part of the facility assessment, in March 1993 the Company submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The EPA has not yet made a determination regarding the Company's submission or issued any further requests relating to this matter. The Company believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the EPA's pending review. However, there can be no assurance that the EPA will not require further work in this regard. The Company is unable to estimate what the costs, if any, will be if the EPA does require further remediation or closure activities.

  The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at four Superfund sites (i.e. sites on the National Priorities List ("NPL")) to which it has been alleged that the Company, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

  The EPA may seek reimbursement of expenditures of federal funds from PRPs under Superfund. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for the entire amount of necessary cleanup costs. As a practical matter, at sites where there are multiple PRPs for a cleanup, the costs of cleanup typically are allocated according to a volumetric or other standard among the parties. CERCLA also provides that responsible parties generally may recover a portion of the costs of cleaning up a site from other responsible parties. Thus, if one party is required to clean up an entire site, that party can seek contribution or recovery of such costs from other responsible parties. A number of states have laws similar to Superfund, pursuant to which cleanup obligations, or the costs thereof, also may be imposed.

  The Company's liability at one of the four Superfund sites at which it has been named a PRP has been settled for a nominal amount, and the Company expects to incur no further liability in this matter. With respect to the remaining three sites, the Company's liability for each such matter has not been finally determined, and the Company anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to the Company regarding the basis of the Company's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of the Company to each such site, the volume of wastes the Company is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site) the Company does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

 Purchase Commitments

  The Company has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1996, the Company had

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)
commitments for refinery construction and maintenance of approximately $64 million. The Company acts as general contractor and can generally cancel or postpone capital projects.

 Price Management Activities

  The Company enters into futures contracts, options on futures, and swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. For the three months ended April 30, 1996, the Company indirectly entered into price management activities through the third party processing agreement discussed below.

 Financing Arrangements and Processing Agreement

  The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on the Company's balance sheet. During the three months ended April 30, 1996, approximately 0.4 million barrels of feedstocks with a cost of $8 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

  In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstocks. For the three months ended April 30, 1996, the Company incurred a loss of approximately $1.9 million related to the processing agreement, primarily as a result of price management decisions. In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. Recently, the Company has agreed to process approximately 4.3 million barrels of feedstocks under this agreement.

7. LITIGATION SETTLEMENTS

  Terry/Penrod. TransAmerican and a group of TransAmerican's former bank lenders are parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc., and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages and punitive damages of not less than five times actual damages. The plaintiffs claimed that TransAmerican breached two third-party drilling agreements and are seeking, among other things, a portion of the assets TransAmerican received in a settlement during 1990 of litigation with El Paso Natural Gas Company ("El Paso"). A judgment was entered against TransAmerican, TransTexas and related parties. This matter was subsequently settled with no resulting liability to the Company.

                      TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)
  Frito-Lay. On June 24, 1993, Frito-Lay, Inc. ("Frito-Lay") filed suit against TransAmerican and the Company in the Supreme Court of the State of New York, County of New York, alleging that TransAmerican and the Company failed to make indemnification payments to Frito-Lay in the amounts and at the times required under the tax benefit transfer sale-leaseback agreements executed by TransAmerican and Frito-Lay in November and December 1981 relating to equipment located at the refinery. The Company assumed the obligations of TransAmerican under these sale-leaseback agreements when the refinery was transferred to the Company in 1987. Frito-Lay sought actual damages of not less than $7 million. In the transfer of certain of TransAmerican's oil and gas properties and exploration, production and transportation operations to TransTexas, TransTexas assumed certain liabilities for this matter subject to certain indemnifications. On December 13, 1995, the suit was settled and dismissed with prejudice. The liabilities will be allocated among the Company, TransTexas and TransAmerican in accordance with the Tax Allocation Agreement and other relevant documents.

8. TRANSACTIONS WITH AFFILIATES

  The Company purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the three months ended April 30, 1996 and 1995 was approximately $0.3 million and $0.1 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $0.3 million and $0.1 million at April 30, 1996 and January 31, 1996, respectively.

  Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to the Company in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges the Company for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees; such administrative costs and fees charged to the Company are $1.2 million per year. Total labor costs paid to Southeast Contractors for the three months ended April 30, 1996 and 1995 were $0.9 million and $1.8 million, respectively, of which $0.9 million and $2.3 million were payable April 30, 1996 and January 31, 1996, respectively. No labor costs were paid to Southeast Contractors in prior years.

  TransAmerican and its affiliates have provided the Company with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to the Services Agreement. During the three months ended April 30, 1996 and 1995, TransAmerican and TransTexas charged the Company approximately $0.1 million and $0.1 million, respectively, to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. The Company expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to the Company on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Payable to Affiliates" account.

  During 1995, TransAmerican acquired an office building which it renovated and subsequently sold to TransTexas in February 1996. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to the Company for working capital. The Company leases office space from TransTexas on terms and conditions permitted by the Indenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

 General

  The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the refinery intermittently since then. The Company does not consider its historical results to be indicative of future results.

  The Company's results of operations are dependent on the operating status of its refinery equipment, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change the Company's throughput capacity, the feedstocks processed, and refined product yields.

 Three Months Ended April 30, 1996, Compared with the Three Months Ended April 30, 1995

  Total revenues for the three months ended April 30, 1996 increased $10.3 million to $10.9 million from $0.6 million for the same period in 1995, primarily as a result of increased sales volume.

  Costs of products sold for the three months ended April 30, 1996 increased $12.3 million to $13.4 million from $1.1 million for the same period in 1995, primarily as a result of increased sales volume and a loss of approximately $1.9 million related to a processing agreement.

  Operations and maintenance expense for the three months ended April 30, 1996 increased $3.3 million to $3.0 million from $(0.3) million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

  Depreciation and amortization expense for the three months ended April 30, 1996 increased $0.4 million to $1.8 million from $1.4 million for the same period in 1995, primarily due to the placing in service of certain terminal facilities and tankage equipment.

  General and administrative expense for three months ended April 30, 1996 increased $1.0 million to $2.1 million from $1.1 million for the same period in 1995, primarily due to increases in wages, outside services and professional fees.

  Taxes other than income taxes for the three months ended April 30, 1996 decreased $0.6 million to $0.4 million from $1.0 million for the same period in 1995, primarily due to the capitalization of refinery property taxes in the current period under the Capital Improvement Program.

  Interest income for the three months ended April 30, 1996 decreased $1.8 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended April 30, 1996 decreased $3.5 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended April 30, 1996, the Company capitalized approximately $16.6 million of interest related to property and equipment additions at the Company's refinery.

  The equity in earnings (loss) of TransTexas for the three months ended April 30, 1996, reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

  Other expense for the three months ended April 30, 1995 was $3.0 million which was primarily a result of trading losses on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

  In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, the Company estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages and cost overruns over which the Company may not have any control.

  As of April 30, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of April 30, 1996, the Company had commitments for refinery construction and maintenance of approximately $64 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company and TransAmerican. If this financing is not available or if significant engineering problems, work stoppages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. The Company has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, the Company believes that implementation of these steps will adequately address staffing concerns. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. The air and waste water treatment facility are included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue. In order to operate the refinery and service its debt, the Company must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, TEC or the Company may sell securities to raise funds for additional working capital. There is no assurance that additional capital will be available.

  Without additional funding on a timely basis to complete Phase I of the Capital Improvement Program and to provide working capital for operations and debt service, there is substantial doubt about the Company's continued existence. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

  A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. The tax liability to TransAmerican at April 30, 1996 that would result from deconsolidation is estimated to be approximately $40 million.

  The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the three months ended April 30, 1996, approximately 0.4 million barrels of feedstocks with a cost of $8 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

  In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstock. For the three months ended April 30, 1996, the Company incurred a loss of approximately $1.9 million related to the processing agreement, primarily as a result of price management decisions. In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. Recently, the Company has agreed to process approximately 4.3 million barrels of feedstocks under this agreement.

  Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years the Company does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on the Company's future results of operations, cash flows or financial condition. The Company also has contingent liabilities with respect to litigation matters as more fully described in Note 6 of Notes to Condensed Financial Statements.

  On December 13, 1995, litigation with Frito-Lay, Inc. was settled. The Company intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of April 30, 1996, the Company has paid approximately $0.7 million of this obligation.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program (as defined below) as scheduled, engineering problems, work stoppages, cost overruns, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

                          PART II--OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

  See Notes 6 and 7 to the condensed financial statements for a discussion of the Company's legal proceedings.

ITEM 5. OTHER INFORMATION

CAPITAL IMPROVEMENT PROGRAM

  The Capital Improvement Program ("CIP"), designed to increase the capacity and complexity of the refinery, is currently scheduled to be completed and tested by February 1997 for Phase I and February 1998 for Phase II. The most significant projects include: (i) completion of a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) reactivation and revamp of a fluid catalytic cracking unit to increase gasoline production capacity, (iii) upgrading and expanding existing hydrotreating and desulfurization units to increase sour crude processing capacity and (iv) reactivation and expansion of the MTBE unit. In addition, the Company plans to expand, modify, and add other processing units, tankage, and offsite facilities as part of the CIP. The CIP includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. The Company has engaged a number of specialty consultants and engineering and construction firms to assist the Company in completing the individual projects that comprise the CIP. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the CIP.

  The following table sets forth, as of April 30, 1996, the Company's capital budget for, and expenditures on the Capital Improvement Program (in millions of dollars):

                                                            CAPITAL
                                                            BUDGET  EXPENDITURES
                                                            ------- ------------
      PHASE I:
       Delayed Coking Unit.................................  $  38      $ 53
       Naphtha Pretreater..................................      7         4
       No. 2 Reformer......................................      6         1
       VGO HDS Unit........................................     25         5
       FCC Unit............................................     75        33
       FCC Upgrades........................................     11         7
       Alkylation Unit.....................................     20         9
       MTBE Unit...........................................      2        --
       Sulfur Recovery Units/Amine System..................     26        19
       Additional Tank Storage Capacity....................     21        10
       Offsite Facilities..................................     22        18
       Other...............................................      8         4
       Engineering and Administrative......................      8        12
       Contingencies.......................................     40*        8
                                                             -----      ----
        Total Phase I......................................    309       183
                                                             -----      ----
      PHASE II:
       Light Naphtha Isomerization Unit....................      5         2
       VGO HDS Unit........................................     31         2
       Sulfur Recovery Units/Amine System..................     17        --
       Offsite Facilities..................................     18        --
       MTBE Unit Expansion.................................     33        --
       Other...............................................      2        --
       Engineering and Administrative......................      3        --
       Contingencies.......................................     16*        2
                                                             -----      ----
        Total Phase II.....................................    125         6
                                                             -----      ----
        Total Capital Improvement Program..................  $ 434      $189
                                                             =====      ====

- - --------
* To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of April 30, 1996, approximately $19 million of the contingencies have been allocated for expenditures on the Delayed Coking Unit and Engineering and Administrative. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages and cost overruns over which the Company may not have any control.

  The Company estimates that expenditures of between $146 million and $151 million in addition to the current budget of $434 million will be required to complete the Capital Improvement Program. As of April 30, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of April 30, 1996, the Company had commitments for refinery construction and maintenance of approximately $64 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company and TransAmerican. If this financing is not available when needed or if significant engineering problems, work stoppages or cost overruns occur, the Company may not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. The Company has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, the Company believes that implementation of these steps will adequately address staffing concerns. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. The air and waste water treatment facilities are included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  The Company plans to complete the CIP in two phases as described below:

 Phase I

  Phase I is expected to be completed and tested in February 1997 subject to timely availability of financing (see "Liquidity and Capital Resources"). Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. The Company anticipates that following completion of Phase I, it will be processing low-cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I plus conventional gasoline and petroleum coke. The Company must raise additional capital to complete Phase I.

 Phase II

  Phase II is expected to be completed and tested in February 1998 subject to timely availability of financing (see "Liquidity and Capital Resources"). In Phase II of the Capital Improvement Program, the Company will expand hydrodesulfurization capacity, add a naphtha isomerization unit and add sulfur recovery facilities. The Company anticipates that, following completion of Phase II, it will process 200,000 BPD of heavy, sour crude oil. The Company must raise additional capital to complete Phase II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

        --Processing Agreement dated April 22, 1996 between the Company and
   10.1 Glencore Ltd.
   27   --Financial Data Schedule

  (b) Reports on Form 8-K

  The following report on Form 8-K was filed during the three months ended April 30, 1996.


                                                                                     FINANCIAL
                                            ITEM                                     STATEMENTS
        DATE OF REPORT                    REPORTED                                     FILED
        --------------                    --------                                   ----------
       February 5, 1996                    Item 8                                       None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSAMERICAN REFINING CORPORATION
                                                      (Registrant)

                                             /s/ John R. Stanley
                                          By:__________________________________
                                             John R. Stanley, Chief Executive
                                              Officer

                                             /s/ Jeffrey H. Siegel
                                             ----------------------------------
                                             Jeffrey H. Siegel, Chief
                                              Financial Officer
                                             (Principal Financial Officer and
                                              Accounting Officer)

June 14, 1996

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                EXHIBIT
 -------                               -------
         --Processing Agreement dated April 22, 1996 between the Company and
  10.1   Glencore Ltd.
    27   --Financial Data Schedule