Form 10-Q
period 1996-07-31
TRANSAMERICAN REFINING CORP
filed 1996-09-16
CIK 927762

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended July 31, 1996

                          Registration Number 33-85930


                        -------------------------------


                       TRANSAMERICAN REFINING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            76-0229632
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      1300 EAST NORTH BELT
            SUITE 320
        HOUSTON, TEXAS                                            77032
(Address of principal executive offices)                        (Zip Code)

                                 (713) 986-8811
              (Registrant's telephone number, including area code)


                        -------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X  No    .
                                                 ---    ---

         The number of shares of common stock of the registrant outstanding on September 16, 1996 is 30,000,000.


================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS




                                                                                                                     Page
                                                                                                                     ----
                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements
    Condensed Balance Sheet as of July 31, 1996 and January 31, 1996  . . . . . . . . . . . . . . . .                   2
    Condensed Statement of Operations for the three and six months ended July 31, 1996 and 1995   . .                   3
    Condensed Statement of Cash Flows for the six months ended July 31, 1996 and 1995   . . . . . . .                   4
    Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                5-15
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . .               16-20

                                                         PART II.
                                                    OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               21-23
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  23
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  24
Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 JULY 31,       JANUARY 31,
                                                                                   1996            1996
                                                                                ----------      -----------
                                 ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $      472      $     2,779
   Long-term debt proceeds held in collateral account . . . . . . . . . .              404           14,840
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .              109              121
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . .              677              118
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,026           37,231
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,618            5,479
                                                                                ----------      -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . .           15,306           60,568
                                                                                ----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          513,960          430,858
Less accumulated depreciation and amortization  . . . . . . . . . . . . .           13,561           10,244
                                                                                ----------      -----------
       Net property and equipment   . . . . . . . . . . . . . . . . . . .          500,399          420,614
                                                                                ----------      -----------

Long-term debt proceeds held in collateral account  . . . . . . . . . . .           --                9,565
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,612           27,576
                                                                                ----------      -----------
                                                                                $  541,317      $   518,323
                                                                                ==========      ===========


       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   19,818      $    23,552
   Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .            3,341            2,957
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           14,882           14,560
   Product financing arrangements . . . . . . . . . . . . . . . . . . . .           12,922           37,206
                                                                                ----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . . . .           50,963           78,275
                                                                                ----------      -----------

Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .           13,505            3,799
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          340,065          316,538
Investment in TransTexas  . . . . . . . . . . . . . . . . . . . . . . . .           21,940           46,586
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .              843            1,168
Commitments and contingencies (Note 6)  . . . . . . . . . . . . . . . . .           --                --
Stockholder's equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
         and outstanding 30,000,000 shares  . . . . . . . . . . . . . . .              300              300
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          248,513          248,513
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (134,812)        (176,856)
                                                                                ----------      -----------
       Total stockholder's equity   . . . . . . . . . . . . . . . . . . .          114,001           71,957
                                                                                ----------      -----------
                                                                                $  541,317      $   518,323
                                                                                ==========      ===========





           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED              SIX  MONTHS ENDED
                                                              JULY 31,                        JULY 31,
                                                   ---------------------------      ----------------------------
                                                      1996            1995             1996             1995
                                                   -----------     -----------      -----------     ------------
Revenues:
  Product sales . . . . . . . . . . . . . . . .    $    --         $    68,435      $    10,857     $     68,993
  Tank rentals  . . . . . . . . . . . . . . . .         --                   1          --                     1
                                                   -----------     -----------      -----------     ------------
    Total revenues  . . . . . . . . . . . . . .         --              68,436           10,857           68,994
                                                   -----------     -----------      -----------     ------------
Costs and expenses:
  Costs of products sold  . . . . . . . . . . .            921          74,139           12,441           75,225
  Processing arrangements, net  . . . . . . . .          1,459          --                3,319           --
  Operations and maintenance    . . . . . . . .          3,544           4,846            6,600            4,572
  Depreciation and amortization . . . . . . . .          1,816           1,773            3,620            3,149
  General and administrative  . . . . . . . . .          3,558           4,091            5,661            5,172
  Taxes other than income taxes . . . . . . . .          2,479           1,041            2,878            2,082
                                                   -----------     -----------      -----------     ------------
    Total costs and expenses  . . . . . . . . .         13,777          85,890           34,519           90,200
                                                   -----------     -----------      -----------     ------------
    Operating loss  . . . . . . . . . . . . . .        (13,777)        (17,454)         (23,662)         (21,206)
                                                   -----------     -----------      -----------     ------------

Other income (expense):
  Interest income . . . . . . . . . . . . . . .             54           2,168              197            4,087
  Interest expense, net . . . . . . . . . . . .           (984)         (7,871)          (2,072)         (12,504)
  Equity in earnings (loss) of TransTexas . . .         10,090          (1,586)          11,091           (2,428)
  Gain on sale of TransTexas stock  . . . . . .         --              --               56,162            --
  Other     . . . . . . . . . . . . . . . . . .             65           5,404              328            2,361
                                                   -----------     -----------      -----------     ------------
  Total other income (expense)  . . . . . . . .          9,225          (1,885)          65,706           (8,484)
                                                   -----------     -----------      -----------     ------------
    Income (loss) before extraordinary item . .         (4,552)        (19,339)          42,044          (29,690)
Extraordinary item:
  Equity in extraordinary loss of TransTexas  .         --             (11,497)          --              (11,497)
                                                   -----------     -----------      -----------     ------------
    Net income (loss) . . . . . . . . . . . . .    $    (4,552)    $   (30,836)     $    42,044     $    (41,187)
                                                   ===========     ===========      ===========     ============

Net income (loss) per share:
   Income (loss) before extraordinary item  . .    $     (0.15)    $     (0.64)     $      1.40     $      (0.99)
   Extraordinary item . . . . . . . . . . . . .         --               (0.38)           --               (0.38)
                                                   -----------     -----------      -----------     ------------
   Net income (loss) per share  . . . . . . . .    $     (0.15)    $     (1.02)     $      1.40     $      (1.37)
                                                   ===========     ===========      ===========     ============

Weighted average number of shares outstanding .     30,000,000      30,000,000       30,000,000       30,000,000
                                                   ===========     ===========      ===========      ===========





           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JULY 31,
                                                                                       ---------------------
                                                                                         1996         1995
                                                                                       ---------   ---------
Operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  42,044   $ (41,187)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .        3,620       3,149
     Amortization of discount on long-term debt   . . . . . . . . . . . . . . . . .           40       7,673
     Amortization of debt issue costs   . . . . . . . . . . . . . . . . . . . . . .            3         552
     Equity in (earnings) loss of TransTexas  . . . . . . . . . . . . . . . . . . .      (11,091)     13,925
     Gain on sale of TransTexas stock   . . . . . . . . . . . . . . . . . . . . . .      (56,162)     --
     Inventory writedown  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          921       1,265
     Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (547)     (2,331)
       Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (11,312)
       Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,860      (7,023)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (186)     (2,585)
       Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .          384        (449)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          512       2,246
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60      (2,688)
                                                                                       ---------   ---------
          Net cash used by operating activities   . . . . . . . . . . . . . . . . .      (16,542)    (38,765)
                                                                                       ---------   ---------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (61,587)    (55,068)
                                                                                       ---------   ---------

Financing activities:
  Issuance of long-term debt and warrants   . . . . . . . . . . . . . . . . . . . .       --         300,750
  Net proceeds from sale of TransTexas stock  . . . . . . . . . . . . . . . . . . .       42,607     --
  Long-term debt and stock sale proceeds held in collateral account   . . . . . . .      (26,549)   (173,000)
  Withdrawals from collateral account   . . . . . . . . . . . . . . . . . . . . . .       50,550      32,143
  Advances from TransAmerican   . . . . . . . . . . . . . . . . . . . . . . . . . .       11,656         635
  Payment of advances to TransAmerican  . . . . . . . . . . . . . . . . . . . . . .       (1,925)    (40,000)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (20,479)
  Principal payments on capital lease obligations   . . . . . . . . . . . . . . . .         (517)       (157)
                                                                                       ---------   ---------
          Net cash provided by financing activities   . . . . . . . . . . . . . . .       75,822      99,892
                                                                                       ---------   -- ------

          Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .       (2,307)      6,059

Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        2,779          46
                                                                                       ---------   ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .    $     472   $   6,105
                                                                                       =========   =========

Noncash financing and investing activities:
  Accounts payable for property and equipment   . . . . . . . . . . . . . . . . . .    $  (3,547)  $   3,491
  Product financing arrangements  . . . . . . . . . . . . . . . . . . . . . . . . .      (24,283)     27,671
  Interest accretion on notes and discount notes capitalized in
  property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,487       9,840
  Contribution of TransTexas stock  . . . . . . . . . . . . . . . . . . . . . . . .       --          37,176
  Forgiveness of advances from TransAmerican  . . . . . . . . . . . . . . . . . . .       --          71,170


           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary to fairly state the financial position of the Company as of July 31, 1996 and the results of its operations and cash flows for the interim periods ended July 31, 1996 and 1995. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year.
The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the transition period ended January 31, 1996. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Unless otherwise noted, the term "Company" refers to TransAmerican Refining Corporation and all other defined terms used herein are as defined in the Company's annual report on Form 10-K for the transition period ended January 31, 1996. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, defined below, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program (see Note 3), there can be no assurance that the Company will ultimately recover the cost of the refinery.

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

3.   CAPITAL IMPROVEMENT PROGRAM AND ADDITIONAL FINANCING REQUIREMENTS

     The Company is currently engaged in an expansion and modification of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of $434 million. The Company estimates that expenditures of between $146 million and $151 million in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the fluid catalytic cracking unit ("FCC Unit") and the offsite facilities. In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, the Company sold 4.55 million shares of TransTexas common stock

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

     As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account
totaled approximately $205 million.   Approximately $0.4 million remained in
the cash collateral account as of July 31, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the South Louisiana Port Commission ("Port Commission" ) tax exempt bonds (described below). Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. Sales of shares of TransTexas common stock may result in deconsolidation of TransTexas from the consolidated group for federal income tax purposes. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company or TransAmerican. If this financing is not available in the near future or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. The Company has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default, to May 15, 1997 or further extended to August 15, 1997 if the Company's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. The Company is actively pursuing transactions that could allow it to meet the requisite ratio.

     If an Event of Default occurs and is continuing, unless the principal of all of the Notes shall have already become due and payable, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding, by notice in writing to the Company (and to the Indenture Trustee if given by Holders) (an "Acceleration Notice"), may declare all principal of the TARC Notes and accrued interest to be due and payable immediately.

     Prior to the declaration of acceleration of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal of, premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision which cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

     Pursuant to a cash collateral and disbursement agreement (the "Disbursement Agreement") among the Indenture Trustee, First Union National Bank, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $173 million of the net proceeds from the sale of the TARC Notes pursuant to the 1995 Offering was placed in an account (the "Collateral Account"), held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. In addition, the Company is required to deposit the first $50 million of proceeds from a Revolving Credit Facility in the Collateral Account if the Company obtains such facility. The

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


Disbursement Agent invests the assets of the Collateral Account in cash, Cash Equivalents and Marketable Securities. Interest income, if any, earned on the invested proceeds will be added to the balance of the Collateral Account. The Disbursement Agent disburses funds from the Collateral Account only upon satisfaction of the disbursement conditions set forth in the Disbursement Agreement. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes.

     The Disbursement Agent makes disbursements out of the Collateral Account in accordance with a budget prepared by the Company and approved by the Construction Supervisor. The budget consists of an itemized schedule setting forth on a line item basis the additional expenditures estimated to be incurred in connection with the Capital Improvement Program, the total cost of which may not exceed $434 million, subject to certain exceptions. See "Capital Improvement Program." The Company may amend the budget only with the approval of the Construction Supervisor. The Construction Supervisor will approve an amended budget if it satisfies all of the requirements of the original budget or certain other conditions are satisfied. If the Capital Improvement Program runs over budget, the Disbursement Agreement gives priority to expenditures for Phase I of the Capital Improvement Program.

     Under the Disbursement Agreement, the Construction Supervisor is responsible for review and approval of the Company's plans and specifications and budget for the Capital Improvement Program. The Construction Supervisor is required to perform weekly inspections of the Company's refinery and to advise the Disbursement Agent and the Indenture Trustee on the progress of the Capital Improvement Program. In addition, the Construction Supervisor is required to review each request by the Company for a disbursement from the Collateral Account to pay for the Capital Improvement Program. No disbursements may be made from the Collateral Account to fund the Capital Improvement Program unless the Construction Supervisor determines (i) that the disbursement has been requested to pay for expenses that are in accordance with the plans and specifications approved by the Construction Supervisor, (ii) that the expense for which a disbursement has been requested does not exceed the amount for such item as set forth in the budget approved by the Construction Supervisor, and
(iii) that transactions for which a disbursement has been requested were made on an arm's length basis, as represented by the Company.

     The Company and the Port Commission have reached an agreement in principle which would allow the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     The Company has incurred losses and negative cash flows from operating activities as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements due to financing costs and low margins. Based on recent refining margins, projected levels of operations and debt service requirements, such negative cash flows are likely to continue unless the Company is successful in its pursuit of fixed fee crude processing transactions. In order to operate the refinery and service its debt, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program in a timely manner, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


may not be recovered. The financial statements do not include any adjustments as a result of such uncertainties.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



4.   INVENTORIES

     The major components of inventories are as follows (in thousands of dollars):

                                                                             July 31,       January 31,
                                                                               1996            1996
                                                                           -----------      -----------
         Refinery feedstocks and blendstocks  . . . . . . . . . . . . .    $         7      $       628
         Intermediate and refined products  . . . . . . . . . . . . . .             16            1,294
         Purchase commitments - refinery feedstocks and blendstocks . .         12,003            3,767
         Purchase commitments - intermediate and refined products . . .         --               31,542
                                                                           -----------      -----------
                                                                           $    12,026      $    37,231
                                                                           ===========      ===========


5.   INVESTMENT IN TRANSTEXAS

     The Company uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The equity in earnings or (loss) of TransTexas reflects the Company's 20.3% interest in TransTexas until March 1996, the date of the Company's sale of 4.55 million shares of TransTexas stock, which decreased the Company's
interest in TransTexas to 14.1%.   The Company continues to record its pro rata
share of income or losses due to the common control of TransTexas and the Company by TransAmerican and TEC. The equity in extraordinary loss of TransTexas for the three and six months ended July 31, 1995, represents the Company's equity in a charge by TransTexas for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002. Summarized income statement information of TransTexas is as follows (in thousands of dollars):

                                                               Three Months Ended       Six Months Ended
                                                                   July 31,                 July 31,
                                                             ---------------------    ---------------------
                                                                1996        1995        1996         1995
                                                             ---------    --------    ---------   ---------
         Revenues   . . . . . . . . . . . . . . . . . . . .  $  86,732    $ 77,354    $ 182,690   $ 150,182
         Operating costs and expenses   . . . . . . . . . .    (19,964)     67,480       50,196     127,376
                                                             ---------    --------    ---------   ---------
             Operating income . . . . . . . . . . . . . . .    106,696       9,874      132,494      22,806
         Other expense  . . . . . . . . . . . . . . . . . .     28,973      21,881       50,125      36,738
                                                             ---------    --------    ---------   ---------
             Income (loss) before income taxes  . . . . . .     77,723     (12,007)      82,369     (13,932)

         Income taxes   . . . . . . . . . . . . . . . . . .      6,162      (4,203)       7,788      (2,284)
                                                             ---------    --------    ---------   ---------
             Income (loss) before extraordinary item            71,561      (7,804)      74,581     (11,648)
         Extraordinary item - loss on early extinguishment.
           of debt, net of tax  . . . . . . . . . . . . . .     --         (56,637)     --          (56,637)
                                                             ---------    --------    ---------   ---------
             Net income (loss)  . . . . . . . . . . . . . .  $  71,561    $(64,441)   $  74,581   $ (68,285)
                                                             =========    ========    =========   =========
         Net income (loss) per share:
             Income (loss) before extraordinary item         $    0.97    $  (0.10)   $    1.01   $   (0.15)
             Extraordinary item . . . . . . . . . . . . . .      --          (0.77)     --            (0.77)
                                                             ---------    --------    ---------   ---------
                                                             $    0.97    $  (0.87)   $    1.01   $   (0.92)
                                                             =========    ========    =========   =========

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


6.   COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     The following is a description of the legal proceedings of the Company.

     NLRB PROCEEDING. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union ("OCAW") filed unfair labor practices charges against the Company with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). The charge alleges that the Company refused to reinstate 22 former employees because of their union membership. The NLRB refused to issue a complaint and the OCAW has appealed the decision to the NLRB General Counsel.

     EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") filed a Commissioner's charge and initiated a systematic investigation into the Company's and Southeast Louisiana Contractors of Norco, Inc.'s ("Southeast Contractors") employment practices. The EEOC is investigating whether the Company is discriminating on the basis of sex and race. The Company intends to vigorously defend this allegation.

     GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against the Company in the U.S. District Court, Eastern District of Louisiana, alleging breach of an operating agreement to pay GATX $122,500 per month beginning January 1996. The Company intends to vigorously defend this action.


     GENERAL. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flow. At July 31, 1996, the possible range of estimated losses related to all of the aforementioned claims, other than the EEOC claim, which the Company could not reasonably estimate and in addition to the estimates accrued by the Company, is $0 to $2 million.


  ENVIRONMENTAL MATTERS

     COMPLIANCE MATTERS. The Company is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. The Company believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, will require the Company to make capital expenditures in order to comply with such laws and
regulations.   To  ensure  continuing compliance, the Company has made
environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that the Company will remain in compliance with environmental regulations.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


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

     In addition, the anticipated promulgation of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act could have a material adverse effect on the Company. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" ("MACT") standards for all categories of major sources of hazardous air pollutants by November 15, 2000. The EPA promulgated its "Final Rule for National Emission Standards for Hazardous Air Pollutants; Petroleum Refineries" on August 18, 1995. This rule sets MACT standards for the petroleum refining industry. The Company cannot estimate at this time what the effect may be of the EPA regulations on the refinery. The Louisiana Department of Environmental Quality has set applicable MACT standards. The Company believes that it is in compliance with the Louisiana MACT standards and has incorporated the standards into its Prevention of Significant Deterioration permit.

     The EPA promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on the Company. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the applicable laws and regulations become more stringent or other areas become subject to the existing program. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data, the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     The Company filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which the Company relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied the Company's request for an individual baseline adjustment and other regulatory relief. The Company will continue to pursue regulatory relief with the EPA. If the EPA fails to grant appropriate regulatory relief, the Company will be restricted in the amount of gasoline it will be able to sell domestically or will incur additional gasoline blending costs until the Capital Improvement Program is completed. Upon completion of the Capital Improvement Program, the Company believes that it will be able to produce conventional gasoline and, to a limited extent,

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


reformulated gasoline that meets the Gasoline Standards. There can be no assurance that any action taken by the EPA will not have a material adverse effect on the Company's future results of operations, cash flows or financial position.

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

     In 1991, the EPA performed a facility assessment at the Company's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the Louisiana Department of Environmental Quality (the "LDEQ") agreed that the LDEQ would serve as the lead agency. The Company, under a voluntary initiative approved by the LDEQ, is completing closure of three areas identified in the EPA's assessment. The Company is unable to predict what the results of the LDEQ investigations will be, or the effect that any further investigation or remediation that would be required by the LDEQ will have on the Company's financial position. As part of the facility assessment, in March 1993 the Company submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The LDEQ has not yet made a determination regarding the Company's submission or issued any further requests relating to this matter. The Company believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the LDEQ's pending review. However, there can be no assurance that the LDEQ will not require further work in this regard. The Company is unable to estimate what the costs, if any, will be if the LDEQ does require further remediation or closure activities.

     Certain former employees have alleged that the Company's predecessor improperly disposed of catalyst containing hazardous substances at the site of the Company's visbreaker. These employees have further alleged that certain permits for the refinery were obtained as a result of political contributions made by the Company. As a result of these allegations, the EPA and the LDEQ commenced an investigation of the refinery. The Company has denied each of these allegations and believes that they are wholly without merit. In the early 1980's, the Company's predecessor disposed of catalyst with the approval of the applicable Louisiana authorities at off-site and on-site locations; however, no catalyst was disposed of in the vicinity of the visbreaker. The Company's records confirm that the State of Louisiana was aware of and approved the Company's disposal of catalyst, and that the catalyst was not hazardous under any applicable legal standards. The LDEQ has concluded its investigation without citing any violations by the Company. The Company also has independently investigated the allegations. Analysis of soil borings taken from the site of the visbreaker by three independent laboratories found no evidence of catalyst or other alleged toxic substances in the samples taken. All permits that have been applied for and obtained by the Company for its operations have been in accordance with all applicable laws and regulations. The Company does not expect to incur any liability in connection with these allegations.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


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

     The Company's liability at one of the four Superfund sites at which it has been named a PRP was settled in 1990 for a nominal amount, and the Company expects to incur no further liability in this matter. At a second Superfund site, the EPA invited the Company to enter into negotiations, the Company attended a scheduled settlement meeting, and negotiations are continuing. With respect to the remaining two sites, the Company's liability for each such matter has not been determined, and the Company anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to the Company regarding the basis of the Company's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of the Company to each such site, the volume of wastes the Company is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site) the Company does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

  PURCHASE COMMITMENTS

     The Company has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $56.2 million. The Company acts as general contractor and can generally cancel or postpone capital projects.

  PRICE MANAGEMENT ACTIVITIES

     The Company enters into futures contracts, options on futures, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. For the six months ended July 31, 1996, the Company indirectly entered into price management activities through the third party processing agreement discussed below.

  FINANCING ARRANGEMENTS AND PROCESSING AGREEMENT

     The Company enters into financing arrangements to maintain an available supply of feedstocks.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on the Company's balance sheet. In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended July 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstock. For the six months ended July 31, 1996, the Company incurred a loss of approximately $1.9 million related to this processing agreement primarily as a result of price management decisions.

     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of July 31, 1996, the Company had completed processing approximately 4.3 million barrels of feedstocks and is storing approximately 1.1 million barrels of intermediate and refined products under this agreement. Upon sale of these barrels, the Company and the third party will complete a settlement of the agreement. As of July 31, 1996, the Company recorded a loss of approximately $1.4 million related to this processing agreement primarily as a result of price management decisions.

     In July and September 1996, the Company entered into processing agreements with a third party to process approximately 0.5 million barrels of feedstocks for a fixed price per barrel. Under the terms of the agreement, the Company is responsible for only certain quantity and quality yields.

 7.  TRANSACTIONS WITH AFFILIATES

     The Company purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the six months ended July 31, 1996 and 1995 was approximately $1.5 million and $1.3 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $1.4 million and $0.1 million at July 31, 1996 and January 31, 1996, respectively.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to the Company in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges the Company for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees; such administrative costs and fees charged to the Company are $1.2 million per year. Total labor costs paid to Southeast Contractors for the six months ended July 31, 1996 and 1995 were $4.4 million and $5.9 million, respectively, of which $0.9 million and $0.6 million were payable July 31, 1996 and January 31, 1996, respectively.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


     TransAmerican and its affiliates have provided the Company with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to the Services Agreement. During the six months ended July 31, 1996 and 1995, TransAmerican and TransTexas charged the Company approximately $0.2 million and $0.1 million, respectively, to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. The Company expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to the Company on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Payable to Affiliates" account. The Company leases office space from TransTexas on terms and conditions permitted by the Indenture.

     In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. The note bears an interest rate of 15% per annum payable quarterly, beginning October 31, 1996 with principal due July 31, 1998. As of July 31, 1996, the Company had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to the Company. This advance has now been included as borrowings under the note. At August 31, 1996, the Company had $19.9 million outstanding under the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

     The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. The Company's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. The Company does not consider its historical results to be indicative of future results.

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


THREE MONTHS ENDED JULY 31, 1996, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

     There were no total revenues for the three months ended July 31, 1996 due to processing all of the refinery throughput for third parties pursuant to processing agreements. For the same period in 1995, revenues were $68.4 million.

     Costs of products sold for the three months ended July 31, 1996 consisted of inventory writedowns. Costs of products sold declined to $0.9 million from $74.1 million for the same period in 1995, primarily as a result of operating under processing agreements with third parties whereby the Company had no ownership of feedstocks.

     Operations and maintenance expense for the three months ended July 31, 1996 decreased to $3.5 million from $4.9 million for the same period in 1995, primarily due to decreases in salaries and tank rental charges.

     Taxes other than income taxes for the three months ended July 31, 1996 increased $1.4 million to $2.5 million from $1.1 million for the same period in 1995, primarily due to increased property tax expense.

     Interest income for the three months ended July 31, 1996 decreased $2.1 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended July 31, 1996 decreased $6.9 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended July 31, 1996, the Company capitalized approximately $16.7 million of interest related to property and equipment additions at the Company's refinery compared to $8.8 million for the three months ended July 31, 1995.

     The equity in earnings (loss) of TransTexas for the three months ended July 31, 1996, reflects the Company's 14.1% equity interest in TransTexas. The Company's interest in TransTexas decreased from 20.3% as a result of the Company's sale of 4.55 million shares of TransTexas stock in March 1996.

     Other income for the three months ended July 31, 1995 was $5.4 million which was primarily a result of trading gains on futures contracts.

     SIX MONTHS ENDED JULY 31, 1996, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1995

     Total revenues for the six months ended July 31, 1996 decreased $58.1 million to $10.9 million from $69.0 million for the same period in 1995, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

     Costs of products sold for the six months ended July 31, 1996 decreased to $12.4 million from $75.2 million for the same period in 1995, primarily as a result of the Company's processing agreement with third parties under processing agreements.

     Operations and maintenance expense for the six months ended July 31, 1996 increased $2.0 million to $6.6 million from $4.6 million for the same period in 1995, primarily due to an increase in fuel costs and salaries.

     Taxes other than income taxes for the six months ended July 31, 1996 increased $0.8 million to $2.9 million from $2.1 million for the same period in 1995 primarily due to increased property tax expense.

     Interest income for the six months ended July 31, 1996 decreased $3.9 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the six months ended July 31, 1996 decreased $10.4 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the six months ended July 31, 1996, the Company capitalized approximately $33.3 million of interest related to property and equipment additions at the Company's refinery.

     The equity in earnings (loss) of TransTexas for the six months ended July 31, 1996, reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

     Other income for the six months ended July 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, the Company estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages, personnel shortages and cost overruns over which the Company may not have any control.

     As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of July 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $56.2 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil.
There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company or TransAmerican. If this financing is not available in the near future or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. The Company has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default to May 15, 1997 or further extended to August 15, 1997 if the Company's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. The Company is actively pursuing transactions that could allow it to meet the requisite ratio.

     As of July 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes as well as the majority of the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture. In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. As of July 31, 1996, the Company had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to the Company. This advance has now been included as borrowings under the note. At August 31, 1996, the Company had $19.9 million outstanding under the note. The note bears interest at 15% per annum, with quarterly interest payments beginning in October 1996 and with the principal due in July 1998. These and additional borrowings will be utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that such borrowings will provide sufficient interim funds to keep the Capital Improvement Program on schedule even if additional financing is eventually obtained.

     The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, defined below, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program (see Note 3), there can be no assurance that the Company will ultimately recover the cost of the refinery.

     The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing agreements due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue unless the Company is successful in its pursuit of fixed fee crude processing transactions. In order to operate the refinery and service its debt, the Company must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, TEC or the Company may sell securities to raise funds for additional working capital. There is no assurance that necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

     A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability which could result from deconsolidation is estimated to be approximately $35 million at July 31, 1996. The Company as a member of the consolidated group is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, the Company may be required to pay a portion of this tax. The Company is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether the Company would be required to fund any portion of the tax liability under the joint and several provisions.

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended July 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstock. For the six months ended July 31, 1996, the Company incurred a loss of approximately $1.9 million related to this processing agreement primarily as a result of price management decisions.

     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of July 31, 1996, the Company had completed processing approximately 4.3 million barrels of feedstocks and is storing approximately 1.1 million barrels of intermediate and refined products under this agreement. Upon sale of these barrels, the Company and the third party will complete a settlement of the agreement. As of July 31, 1996, the Company recorded a loss of approximately $1.4 million related to this processing agreement primarily as a result of price management decisions.

     In July and September 1996, the Company entered into processing agreements with a third party to process approximately 0.5 million barrels of feedstocks for a fixed price per barrel. Under the terms of the agreement, the Company is responsible for only certain quantity and quality yields.

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

     On December 13, 1995, litigation with Frito-Lay, Inc. was settled. The Company intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of July 31, 1996, the Company has paid approximately $2.1 million of this obligation.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program as scheduled, engineering problems, work stoppages, cost overruns, personnel shortages, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Notes 6 and 7 to the condensed financial statements for a discussion of the Company's legal proceedings.


ITEM 5. OTHER INFORMATION

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program ("CIP") is designed to increase the capacity and complexity of the refinery. The most significant projects include:
(i) completion of a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) reactivation and revamping of a FCC Unit to increase gasoline production capacity, (iii) upgrading and expanding existing hydrotreating and desulfurization units to increase sour crude processing capacity and (iv) reactivation of the MTBE unit. In addition, the Company plans to expand, modify, and add other processing units, tankage, and offsite facilities as part of the CIP. The CIP includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations. The Company has engaged a number of specialty consultants and engineering and construction firms to assist the Company in completing the individual projects that comprise the CIP. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the CIP.

     The following table sets forth, as of July 31, 1996, the Company's capital budget for, and expenditures on the Capital Improvement Program (in millions of dollars):

                                                                   CAPITAL
                                                                    BUDGET     EXPENDITURES
                                                                   --------    ------------
              PHASE I:
                Delayed Coking Unit                               $   38         $   55
                Naphtha Pretreater                                     7              4
                No. 2 Reformer                                         6              1
                VGO HDS Unit                                          25              5
                FCC Unit                                              75             36
                FCC Upgrades                                          11              7
                Alkylation Unit                                       20              9
                MTBE Unit                                              2             --
                Sulfur Recovery Units/Amine System                    26             22
                Additional Tank Storage Capacity                      21             10
                Offsite Facilities                                    22             24
                Other                                                  8              3
                Engineering and Administrative                         8             14
                Contingencies                                         40*             9
                                                                 -------         ------
                   Total Phase I                                     309            199
                                                                 -------         ------

              PHASE II:
                Light Naphtha Isomerization Unit                       5              3
                No. 2 Fuel Oil HDS Unit                               31              2
                Sulfur Recovery Units/Amine System                    17             --
                Offsite Facilities                                    18             --
                MTBE Unit Expansion                                   33**           --
                Other                                                  2             --
                Engineering and Administrative                         3             --
                Contingencies                                         16*             1
                                                                 -------         ------
                   Total Phase II                                    125              6
                                                                 -------         ------
                   Total Capital Improvement Program             $   434         $  205
                                                                 =======         ======

- -----------------------
* To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of July 31, 1996, approximately $25 million of the contingencies have been allocated for expenditures on the Delayed Coking Unit, Engineering and Administrative and Offsite Facilities. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages, personnel shortages and cost overruns over which the Company may not have any control.

** The Company intends to reallocate these expenditures to other budgeted items in accordance with the Disbursement Agreement.

     The Company estimates that expenditures of between $146 million and $151 million in addition to the current budget of $434 million will be required to complete the Capital Improvement Program. As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of July 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $56.2 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company,
(ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on timely basis or upon terms acceptable to the Company or TransAmerican. If this financing is not available when needed or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. The Company has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default to May 15, 1997 or further extended to August 15, 1997 if the Company's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. The Company is actively pursuing transactions that could allow it to meet the requisite ratio.

     As of July 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes as well as the majority of the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture. In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. As of July 31, 1996, the Company had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to the Company. This advance has now been included as borrowings under the note. At August 31, 1996, the Company had $19.9 million outstanding under the note. The note bears interest at 15% per annum, with quarterly interest payments beginning in October 1996 and with the principal due in July 1998. These and additional borrowings will be utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that such borrowings will provide sufficient interim funds to keep the Capital Improvement Program on schedule even if additional financing is eventually obtained.

     The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     The Company plans to complete the CIP in two phases as described below:

PHASE I

      Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. The Company estimates additional expenditures of between $270 million and $275 million will be required to complete Phase I. The Company anticipates that following completion of Phase I, it will be processing low-cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I plus conventional gasoline and petroleum coke. The Company must raise additional capital to complete Phase I.

PHASE II

     In Phase II of the Capital Improvement Program, the Company will expand hydrodesulfurization capacity, add a naphtha isomerization unit and add sulfur recovery facilities. Current plans do not include expansion of the MTBE Unit. The Company anticipates that, following completion of Phase II, it will process 200,000 BPD of heavy, sour crude oil. The Company estimates that additional expenditures of $104 million will be required to complete Phase II.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     27.1    -    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      TRANSAMERICAN REFINING CORPORATION
                                                 (Registrant)





                                      By:  /S/ JOHN R. STANLEY
                                         ---------------------------------------
                                             John R. Stanley,
                                             Chief Executive Officer



                                           /S/ JEFFREY H. SIEGEL
                                         ---------------------------------------
                                             Jeffrey H. Siegel,
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Accounting Officer)

September 16, 1996

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       EXHIBIT
- ------       -------
27           Financial Data Schedule