Form 10-Q
period 1996-10-31
TRANSAMERICAN REFINING CORP
filed 1996-12-16
CIK 927762

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


                   For Quarterly Period Ended October 31,1996

                          Registration Number 33-85930

                                ________________


                       TRANSAMERICAN REFINING CORPORATION
             (Exact name of registrant as specified in its charter)

                  TEXAS                                       76-0229632
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          1300 EAST NORTH BELT
                SUITE 320
              HOUSTON, TEXAS                                      77032
  (Address of principal executive offices)                      (Zip Code)

                                 (281) 986-8811
              (Registrant's telephone number, including area code)

                                ________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

         The number of shares of common stock of the registrant outstanding on December 16, 1996 is 30,000,000.


================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
    Condensed Balance Sheet as of October 31, 1996 and January 31, 1996 . .     2
    Condensed Statement of Operations for the three and nine months
      ended October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .     3
    Condensed Statement of Cash Flows for the nine months ended
      October 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . .     4
    Notes to Condensed Financial Statements   . . . . . . . . . . . . . . .     5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . .    14

                                   PART II.
                               OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    20
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                OCTOBER 31,     JANUARY 31,
                                                                                   1996            1996
                                                                                -----------     -----------
                     ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $       334     $     2,779
   Long-term debt proceeds held in collateral account . . . . . . . . . .                 8          14,840
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .                38             121
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . .               430             118
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                23          37,231
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               428           5,479
                                                                                -----------     -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . .             1,261          60,568
                                                                                -----------     -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .           541,476         430,858
Less accumulated depreciation and amortization  . . . . . . . . . . . . .            15,129          10,244
                                                                                -----------     -----------
       Net property and equipment   . . . . . . . . . . . . . . . . . . .           526,347         420,614
                                                                                -----------     -----------

Long-term debt proceeds held in collateral account  . . . . . . . . . . .             --              9,565
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,649          27,576
                                                                                -----------     -----------
                                                                                $   552,257     $   518,323
                                                                                ===========     ===========


       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   23,703      $    23,552
   Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .            3,896            2,957
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           11,047           14,560
   Product financing arrangements . . . . . . . . . . . . . . . . . . . .             --             37,206
                                                                                ----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . . . .           38,646           78,275
                                                                                ----------      -----------

Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .           37,659            3,799
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          352,814          316,538
Investment in TransTexas  . . . . . . . . . . . . . . . . . . . . . . . .           23,265           46,586
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .              719            1,168
Commitments and contingencies (Note 7)  . . . . . . . . . . . . . . . . .             --               --
Stockholder's equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
    and outstanding 30,000,000 shares . . . . . . . . . . . . . . . . . .              300              300
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          248,513          248,513
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (149,659)        (176,856)
                                                                                ----------      -----------
       Total stockholder's equity   . . . . . . . . . . . . . . . . . . .           99,154           71,957
                                                                                ----------      -----------
                                                                                $  552,257      $   518,323
                                                                                ==========      ===========




           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            OCTOBER 31,                       OCTOBER 31,
                                                    --------------------------       ---------------------------
                                                        1996            1995             1996             1995
                                                    ----------      ----------       ----------      -----------
Revenues:
  Product sales . . . . . . . . . . . . . . . .     $     --        $   74,811       $   10,857      $   143,804
                                                    ----------      ----------       ----------      -----------
       Total revenues   . . . . . . . . . . . .           --            74,811           10,857          143,804
                                                    ----------      ----------       ----------      -----------
Costs and expenses:
  Costs of products sold  . . . . . . . . . . .           --            75,824           12,441          151,049
  Processing arrangements, net  . . . . . . . .          5,232            --              8,551             --
  Operations and maintenance    . . . . . . . .          2,989           4,533            9,589            9,105
  Depreciation and amortization . . . . . . . .          1,691           1,584            5,311            4,733
  General and administrative  . . . . . . . . .          1,733           4,014            7,394            9,186
  Taxes other than income taxes . . . . . . . .            905           1,103            3,783            3,185
                                                    ----------      ----------       ----------      -----------
          Total costs and expenses  . . . . . .         12,550          87,058           47,069          177,258
                                                    ----------      ----------       ----------      -----------
       Operating loss   . . . . . . . . . . . .        (12,550)        (12,247)         (36,212)         (33,454)
                                                    ----------      ----------       ----------       ----------

Other income (expense):
  Interest income . . . . . . . . . . . . . . .              5           1,546              202            5,633
  Interest expense  . . . . . . . . . . . . . .        (18,671)        (15,673)         (54,081)         (43,517)
  Interest capitalized  . . . . . . . . . . . .         17,676          10,828           51,014           26,168
  Equity in earnings (loss) of TransTexas . . .         (1,325)         (1,373)           9,766           (3,801)
  Gain on sale of TransTexas stock  . . . . . .           --              --             56,162              --
  Other     . . . . . . . . . . . . . . . . . .             18              35              346            2,397
                                                    ----------      ----------       ----------       ----------
    Total other income (expense)  . . . . . . .         (2,297)         (4,637)          63,409          (13,120)
                                                    ----------      ----------       ----------       ----------
    Income (loss) before extraordinary item . .        (14,847)        (16,884)          27,197          (46,574)
Extraordinary item:
  Equity in extraordinary loss of TransTexas  .           --             --                --            (11,497)
                                                    ----------      ----------       ----------       ----------
    Net income (loss) . . . . . . . . . . . . .     $  (14,847)     $  (16,884)      $   27,197      $   (58,071)
                                                    ==========      ===========      ==========      ===========

Net income (loss) per share:
   Income (loss) before extraordinary item  . .     $    (0.49)     $    (0.56)      $     0.91      $     (1.55)
   Extraordinary item . . . . . . . . . . . . .           --              --               --              (0.39)
                                                    ----------      ----------       ----------       ----------
   Net income (loss) per share  . . . . . . . .     $    (0.49)     $    (0.56)      $     0.91      $     (1.94)
                                                    ==========      ==========       ==========      ===========

Weighted average number of shares outstanding .     30,000,000      30,000,000       30,000,000       30,000,000
                                                    ==========      ==========       ==========       ==========




           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            OCTOBER 31,
                                                                                      -----------------------
                                                                                          1996         1995
                                                                                      ----------   ----------
Operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   27,197   $ (58,071)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .          5,311       4,733
     Amortization of discount on long-term debt   . . . . . . . . . . . . . . . .             83      10,857
     Amortization of debt issue costs   . . . . . . . . . . . . . . . . . . . . .              6         777
     Equity in (earnings) loss of TransTexas  . . . . . . . . . . . . . . . . . .         (9,766)     15,298
     Gain on sale of TransTexas stock   . . . . . . . . . . . . . . . . . . . . .        (56,162)       --
     Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             83         415
       Receivable from affiliates   . . . . . . . . . . . . . . . . . . . . . . .           (312)       --
       Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      (14,064)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,106      (6,739)
       Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . .            939         946
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,173)      6,290
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,114       3,097
                                                                                      ----------   ---------
         Net cash used by operating activities  . . . . . . . . . . . . . . . . .        (25,574)    (36,461)
                                                                                      ----------   ---------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (76,949)   (110,189)
                                                                                      ----------   ---------

Financing activities:
  Issuance of long-term debt and warrants   . . . . . . . . . . . . . . . . . . .            --      300,750
  Net proceeds from sale of TransTexas stock  . . . . . . . . . . . . . . . . . .         42,607        --
  Long-term debt and stock sale proceeds held in collateral account   . . . . . .        (26,549)   (173,000)
  Withdrawals from collateral account   . . . . . . . . . . . . . . . . . . . . .         50,949      87,051
  Advances from TransAmerican   . . . . . . . . . . . . . . . . . . . . . . . . .         35,785       5,335
  Payment of advances to TransAmerican  . . . . . . . . . . . . . . . . . . . . .         (1,925)    (44,700)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      (20,479)
  Principal payments on capital lease obligations   . . . . . . . . . . . . . . .           (789)       (871)
                                                                                      ----------   ---------
         Net cash provided by financing activities  . . . . . . . . . . . . . . .        100,078     154,086
                                                                                      ----------   ---------

         Increase (decrease) in cash and cash equivalents   . . . . . . . . . . .         (2,445)      7,436

Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .          2,779          46
                                                                                      ----------   ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .     $      334   $   7,482
                                                                                      ==========   =========

Noncash financing and investing activities:
  Accounts payable for property and equipment   . . . . . . . . . . . . . . . . .     $   (4,955)  $   1,079
  Product financing arrangements  . . . . . . . . . . . . . . . . . . . . . . . .        (37,206)      7,900
  Interest accretion on notes and discount notes capitalized in
    property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,193      18,495
  Contribution of TransTexas stock  . . . . . . . . . . . . . . . . . . . . . . .           --        37,176
  Forgiveness of advances from TransAmerican, contributed to capital  . . . . . .           --        71,170
  Capital lease obligations incurred for property and equipment   . . . . . . . .           --         2,678


           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary to fairly state the financial position of the Company as of October 31, 1996 and the results of its operations and cash flows for the interim periods ended October 31, 1996 and 1995. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's transition report on Form 10-K for the period ended January 31, 1996. The period-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Unless otherwise noted, the term "Company" refers to TransAmerican Refining Corporation and all other defined terms used herein are as defined in the Company's transition report on Form 10-K for the period ended January 31, 1996. Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, defined below, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program (see Note 3), there can be no assurance that the Company will ultimately recover the cost of the refinery.


2.   ORGANIZATION

     In 1994, TransAmerican Natural Gas Corporation ("TransAmerican") formed TransAmerican Energy Corporation ("TEC"), a limited-purpose holding company, to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of the Company's capital stock. In February 1995, in connection with a public offering of debt securities by the Company (the "TARC Notes"), TransAmerican transferred 55 million shares (74.3% of outstanding shares) of TransTexas' common stock to TEC. TEC then transferred 15 million of the shares (20.3% of the total outstanding) to the Company. In March 1996, the Company sold
4.55 million shares of TransTexas common stock (6.2% of the total outstanding) in a public offering, for proceeds of $42.6 million. Approximately $26.6 million from this sale were deposited in the cash collateral account described below. The 50.45 million shares of TransTexas common stock held by TEC and the Company are currently pledged as collateral for the TARC Notes.


3.   CAPITAL IMPROVEMENT PROGRAM AND ADDITIONAL FINANCING REQUIREMENTS

     The Company is currently engaged in an expansion and modification of its refinery (the "Capital Improvement Program"). The current budget for the Capital Improvement Program calls for total expenditures of $434 million. The Company estimates that expenditures in addition to the current budget will be required to complete the Capital Improvement Program. A significant portion of the additional expenditures will relate to the Delayed Coking Unit, the fluid catalytic cracking unit ("FCC Unit") and the offsite facilities. In connection with the issuance of the TARC Notes in February 1995, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. In March 1996, the Company sold 4.55 million shares of TransTexas common stock and $26.6 million of the proceeds thereof were deposited in the cash collateral account.

     As of October 31, 1996, expenditures on the Capital Improvement Program funded by or approved for

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


reimbursement from the cash collateral account totaled approximately $206 million. The Company will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. The Company is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

     Primarily because additional funding was not available to the Company on a timely basis, management believes that the Company will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the indenture governing the TARC Notes (the "Indenture"), the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

     The Company anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

     The Company has incurred losses and negative cash flows from operating activities as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. Based on recent refining margins, projected levels of operations and debt service requirements, such negative cash flows from operations are likely to continue. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, the Company had negative working capital of $37.4 million at October 31, 1996. In order to operate the refinery and service its debt, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional financing for the Capital Improvement Program, additional working capital, or any necessary approval from the Holders will be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program in a timely manner, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments as a result of the above uncertainties.


 4.  CASH COLLATERAL ACCOUNT

     Pursuant to a cash collateral and disbursement agreement (the "Disbursement Agreement") among the Indenture Trustee, First Union National Bank, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $173 million of the net proceeds from the sale of the TARC Notes pursuant to the 1995 Offering was placed in an account (the "Collateral Account") to be held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. In addition, the Company is required to deposit the first $50 million of proceeds from a Revolving Credit Facility in the Collateral Account if the Company obtains such facility. The Disbursement Agent invests the assets of the Collateral Account in Cash, Cash Equivalents and Marketable Securities. Interest income, if any, earned on the invested proceeds will be added to the balance of the Collateral Account. The Disbursement Agent disburses funds from the Collateral Account only upon

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


satisfaction of the disbursement conditions set forth in the Disbursement Agreement. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes.

     The Disbursement Agent makes disbursements out of the Collateral Account in accordance with a budget prepared by the Company and approved by the Construction Supervisor. The budget consists of an itemized schedule setting forth on a line item basis the additional expenditures estimated to be incurred in connection with the Capital Improvement Program, the total cost of which may not exceed $434 million, subject to certain exceptions. The Company estimates that expenditures in addition to the current budget will be required to complete the Capital Improvement Program. See "Capital Improvement Program" under Item 5 of this report. The Company may amend the budget only with the approval of the Construction Supervisor. The Construction Supervisor will approve an amended budget if it satisfies all of the requirements of the original budget or certain other conditions are satisfied. If the Capital Improvement Program runs over budget, the Disbursement Agreement gives priority to expenditures for Phase I of the Capital Improvement Program (see Note 3).

     Under the Disbursement Agreement, the Construction Supervisor is responsible for review and approval of the Company's plans, specifications and budget for the Capital Improvement Program. The Construction Supervisor is required to perform weekly inspections of the Company's refinery and to advise the Disbursement Agent and the Indenture Trustee on the progress of the Capital Improvement Program. In addition, the Construction Supervisor is required to review each request by the Company for a disbursement from the Collateral Account to pay for the Capital Improvement Program. No disbursements may be made from the Collateral Account to fund the Capital Improvement Program unless the Construction Supervisor determines (i) that the disbursement has been requested to pay for expenses that are in accordance with the plans and specifications approved by the Construction Supervisor, (ii) that the expense for which a disbursement has been requested does not exceed the amount for such item as set forth in the budget approved by the Construction Supervisor, and
(iii) that transactions for which a disbursement has been requested were made on an arm's length basis, as represented by the Company.


 5.  INVENTORIES

     The major components of inventories are as follows (in thousands of dollars):

                                                                                 October 31,       January 31,
                                                                                     1996              1996
                                                                                 -----------       -----------
         Refinery feedstocks and blendstocks  . . . . . . . . . . . . . . .      $        7        $      628
         Intermediate and refined products  . . . . . . . . . . . . . . . .              16             1,294
         Purchase commitments - refinery feedstocks and blendstocks . . . .            --               3,767
         Purchase commitments - intermediate and refined products . . . . .            --              31,542
                                                                                 ----------        ----------
                                                                                 $       23        $   37,231
                                                                                 ==========        ==========


 6.  INVESTMENT IN TRANSTEXAS

     The Company uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The equity in earnings or (loss) of TransTexas reflects the Company's 20.3% interest in TransTexas until March 1996, when the Company's interest in TransTexas decreased to 14.1% as a result of its sale of 4.55 million shares of TransTexas stock. The Company continues to record its pro rata share of income or losses using the equity method due to the common control of TransTexas and the Company by TransAmerican and TEC. The equity in extraordinary loss of TransTexas for the nine months ended October 31, 1995, represents the Company's equity in a charge by TransTexas for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



Summarized income statement information of TransTexas is as follows (in thousands of dollars):

                                                                 Three Months Ended      Nine Months Ended
                                                                     October 31,            October 31,
                                                                --------------------   ---------------------
                                                                   1996        1995        1996        1995
                                                                --------   ---------   ----------  ---------
    Revenues  . . . . . . . . . . . . . . . . . . . . . . .     $ 80,104   $  66,336   $  262,794  $ 216,518
    Operating costs and expenses  . . . . . . . . . . . . .       74,246      35,443      124,442    162,819
                                                                --------   ---------   ----------  ---------
       Operating income   . . . . . . . . . . . . . . . . .        5,858      30,893      138,352     53,699
    Other expense   . . . . . . . . . . . . . . . . . . . .      (20,313)    (19,364)      70,438     56,102
                                                                --------   ---------   ----------  ---------
       Income (loss) before income taxes  . . . . . . . . .      (14,455)     11,529       67,914     (2,403)
    Income taxes  . . . . . . . . . . . . . . . . . . . . .       (5,059)       --          2,729     (2,284)
                                                                ---------  ---------    ---------  ---------
       Income (loss) before extraordinary item  . . . . . .       (9,396)     11,529       65,185       (119)
    Extraordinary item - loss on early extinguishment
     of debt, net of tax  . . . . . . . . . . . . . . . . .         --           --          --      (56,637)
                                                                --------   ----------  ----------  ---------
       Net income (loss)  . . . . . . . . . . . . . . . . .     $ (9,396)  $   11,529  $   65,185  $ (56,756)
                                                                ========   ==========  ==========  =========
    Net income (loss) per share:
       Income (loss) before extraordinary item  . . . . . .     $  (0.13)  $     0.16  $    0 .88  $    --
       Extraordinary item   . . . . . . . . . . . . . . . .        --            --          --        (0.77)
                                                                --------   ----------  ----------  ---------
                                                                $  (0.13)  $     0.16  $    0 .88  $   (0.77)
                                                                =========  ==========  ==========  =========


 7.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     NLRB PROCEEDING. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union ("OCAW") filed unfair labor practices charges against the Company with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). These charges allege that the Company refused to reinstate 22 former employees because of their union membership. The NLRB refused to issue a complaint and the OCAW appealed the decision to the NLRB General Counsel. The decision of the NLRB was upheld in November 1996.

     EEOC. On August 31, 1995, the Equal Employment Opportunity Commission ("EEOC") filed a Commissioner's charge alleging that the Company and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") discriminated on the basis of sex and race in their hiring and promotion decisions. The EEOC is conducting an investigation of this matter. The Company intends to vigorously defend this charge.

     GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against the Company in the U.S. District Court, Eastern District of Louisiana, alleging breach of an operating agreement to pay GATX $122,500 per month during 1996. The Company settled this litigation in November 1996.

     SHELL OIL. On September 27, 1996, Shell Oil Company filed a third party suit against the Company in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged contamination of the waters and water bottoms of Bayou Trepagnier. The Company intends to vigorously defend this claim.

     RINEHEART. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against eighty-four individuals and corporations, including the Company, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. The Company intends to vigorously defend this claim.

     GENERAL. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. While the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flow.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



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

     The Company uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of the Company's operations. The Company also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. The Company believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to the Company's operations. As a result, the Company believes that such matters will not have a material adverse effect on the Company's future results of operations, cash flow or financial position.

     PENDING REQUIREMENTS UNDER THE FEDERAL CLEAN AIR ACT. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. The Company will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, the Company cannot estimate the costs of such compliance. Although the Company does not believe that such costs will be material, there can be no assurance that such costs will not have a material adverse effect on its financial position, results of operations or cash flow.

     In addition, the anticipated promulgation of Hazardous Organic NESHAPS regulations for refineries under the Clean Air Act could have a material adverse effect on the Company. The Clean Air Act requires the EPA to set "Maximum Achievable Control Technology" ("MACT") standards for all categories of major sources of hazardous air pollutants by November 15, 2000. The EPA promulgated its "Final Rule for National Emission Standards for Hazardous Air Pollutants; Petroleum Refineries" on August 18, 1995. This rule sets MACT standards for the petroleum refining industry. The Company cannot estimate at this time what the effect may be of the EPA regulations on the refinery. The Louisiana Department of Environmental Quality (the "LDEQ") has set applicable MACT standards. The Company believes that it is in compliance with the Louisiana MACT standards and has incorporated the standards into its Prevention of Significant Deterioration permit.

     The EPA promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on the Company. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the applicable laws and regulations become more stringent or other areas become subject to the existing program. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

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

     CLEANUP MATTERS. The Company also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of clean up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, the Company has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, the Company has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of the Company's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at the Company's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the LDEQ agreed that the LDEQ would serve as the lead agency. The Company, under a voluntary initiative approved by the LDEQ, is completing closure of three areas identified in the EPA's assessment. The Company is unable to predict what the results of the LDEQ investigations will be, or the effect that any further investigation or remediation that would be required by the LDEQ will have on the Company's financial position, results of operations or cash flow. As part of the facility assessment, in March 1993 the Company submitted a "Closure Equivalency Demonstration" for the former sludge drying beds at the refinery. The LDEQ has not yet made a determination regarding the Company's submission or issued any further requests relating to this matter. The Company believes that the sludge drying beds were properly closed in 1985 in accordance with applicable law and should not require further remediation as a result of the LDEQ's pending review. However, there can be no assurance that the LDEQ will not require further work in this regard. The Company is unable to estimate what the costs, if any, will be if the LDEQ does require further remediation or closure activities.

     Certain former employees have alleged that the Company's predecessor improperly disposed of catalyst containing hazardous substances at the site of the Company's visbreaker. These former employees have further alleged that certain permits for the refinery were obtained as a result of political contributions made by the Company. As a result of these allegations, the EPA and the LDEQ commenced an investigation of the refinery. The Company has denied each of these allegations and believes that they are wholly without merit. In the early 1980s, the Company's predecessor disposed of catalyst with the approval of the applicable Louisiana authorities at off-site and on-site locations; however, no catalyst was disposed of in the vicinity of the visbreaker. The Company's records confirm that the State of Louisiana was aware of and approved the Company's disposal of catalyst, and that the catalyst was not hazardous under any applicable legal standards. The LDEQ has concluded its investigation without citing any violations by the Company. The Company also has independently investigated the allegations. Analysis of soil borings taken from the site of the visbreaker by three independent laboratories found no evidence of catalyst or other alleged toxic substances in the samples taken. All permits

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


that have been applied for and obtained by the Company for its operations have been in accordance with all applicable laws and regulations. The Company does not expect to incur any liability in connection with these allegations.

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

  PURCHASE COMMITMENTS

     The Company has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of October 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $52.4 million. The Company acts as general contractor and can generally cancel or postpone capital projects.

  PRICE MANAGEMENT ACTIVITIES

     The Company enters into futures contracts, options on futures, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. For the nine months ended October 31, 1996, the Company indirectly entered into price management activities through the third party processing agreement discussed below.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



  FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. These arrangements are accounted for as product financing arrangements and accordingly the inventory and related obligations are recognized on the Company's balance sheet. In the event the refinery is not operating, these cargos may be sold on the spot market. During the nine months ended October 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provided for the Company to process a total of approximately 1.1 million barrels of the third party's feedstock. For the nine months ended October 31, 1996, the Company incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of October 31, 1996, the Company had completed processing approximately 5.1 million barrels of feedstocks and is storing approximately 0.3 million barrels of intermediate and refined products under this agreement. Also, during the quarter ended October 31, 1996, the Company entered into a processing agreement with this third party to process approximately 0.6 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, the Company met all quantity and quality yields earning the full price per barrel. As of October 31, 1996, the Company recorded a net loss of approximately $5.9 million related to these processing arrangements primarily as a result of low margins and price management activities.


 8.  TRANSACTIONS WITH AFFILIATES

     The Company purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the nine months ended October 31, 1996 and 1995 was approximately $2.2 million and $2.3 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $2.1 million and $0.1 million at October 31, 1996 and January 31, 1996, respectively.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to the Company in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges the Company for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of $1.2 million per year. Total labor costs charged by Southeast Contractors for the nine months ended October 31, 1996 and 1995 were $13.5 million and $14.9 million, respectively, of which $1.1 million and $0.6 million were payable at October 31, 1996 and January 31, 1996, respectively.

     TransAmerican and its affiliates have provided the Company with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to a Services Agreement. During the nine months ended October 31, 1996 and 1995, respectively, TransAmerican and TransTexas charged the Company approximately $0.2 million, to cover their costs of providing these services, which management believes to be reasonable based on the limited services provided. The Company expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. In addition, third party charges incurred by

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


TransAmerican and its affiliates have been charged directly or allocated to the Company on usage or other methods that management believes are reasonable. All significant transactions with affiliates to the extent unpaid are recorded in the "Payable to Affiliates" account. The Company leases office space from TransTexas on terms and conditions permitted by the Indenture.

     In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of October 31, 1996, the entire $25 million was outstanding under the note. On November 1, 1996, the Company executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998. At November 30, 1996, the Company had approximately $34.1 million outstanding under these notes. The Company has not made the scheduled interest payment provided for in the first note. There is no assurance that TransAmerican will be able to fund the additional amounts allowed under these notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

 GENERAL

     The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were composed of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. The Company's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. The Company does not consider its historical results to be indicative of future results.

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

     As more fully described in "Liquidity and Capital Resources," management does not believe that the Company will be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date.

 THREE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE THREE MONTHS ENDED
   OCTOBER 31, 1995

     There were no revenues for the three months ended October 31, 1996.

     There were no costs of products sold for the three months ended October 31, 1996. Costs of products sold of $75.8 million for the same period in 1995 was primarily a result of processing feedstocks for third parties pursuant to processing arrangements.

     Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," of $5.2 million for the three months ended October 31, 1996 were primarily due to low margins and price management activities.

     Operations and maintenance expense for the three months ended October 31, 1996 decreased to $3.9 million from $4.5 million for the same period in 1995, primarily due to decreases in salaries and refinery fuel costs.

     Taxes other than income taxes for the three months ended October 31, 1996 decreased to $0.9 million from $1.1 million for the same period in 1995, primarily due to decreased franchise tax expense.

     General and administrative expenses decreased to $1.7 million for the three months ended October 31, 1996 from $4.0 million for the same period in 1995, primarily due to decreased litigation expense.

     Interest income for the three months ended October 31, 1996 decreased $1.5 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance held in the Collateral Account. Interest expense, net for the three months ended October 31, 1996 decreased $3.9 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended October 31, 1996, the Company capitalized approximately $17.7 million of interest related to property and equipment additions at the Company's refinery compared to $10.8 million for the three months ended October 31, 1995.

     The equity in loss of TransTexas for the three months ended October 31, 1996 of $1.3 million reflects the Company's 14.1% equity interest in TransTexas.

 NINE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE NINE MONTHS ENDED
   OCTOBER 31, 1995

     Total revenues for the nine months ended October 31, 1996 decreased to $10.9 million from $143.8 million for the same period in 1995, due to processing of feedstocks in the prior period for third parties.

     Costs of products sold for the nine months ended October 31, 1996 decreased to $12.4 million from $151.0 million for the same period in 1995, due to processing of feedstocks for third parties in the prior period.

     Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," for the nine months ended October 31, 1996 of $8.5 million were primarily due to low margins and price management activities.

     Operations and maintenance expense for the nine months ended October 31, 1996 increased to $9.6 million from $9.1 million for the same period in 1995, primarily due to an increase in fuel costs during the first six months of fiscal year 1997 and contract labor costs.

     Taxes other than income taxes for the nine months ended October 31, 1996 increased to $3.8 million from $3.2 million for the same period in 1995, primarily due to increased property tax expense.

     General and administrative expenses for the nine months ended October 31, 1996 decreased to $7.4 million from $9.2 million for the same period in 1995, primarily due to decreased litigation expense.

     Interest income for the nine months ended October 31, 1996 decreased $5.4 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance held in the Collateral Account. Interest expense, net for the nine months ended October 31, 1996 decreased $14.3 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the nine months ended October 31, 1996, the Company capitalized approximately $51.0 million of interest related to property and equipment additions at the Company's refinery, compared to $26.1 million for the nine months ended October 31, 1995.

     The equity in earnings of TransTexas for the nine months ended October 31, 1996 of $9.8 million reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

     Other income for the nine months ended October 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

      The current budget for the Capital Improvement Program calls for total expenditures of $434 million. As of October 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. The Company will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. The Company is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

     Primarily because additional funding was not available to the Company on a timely basis, management believes that the Company will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

     The Company anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

     As of October 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes in February 1995 as well as the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture.

     In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of October 31, 1996, the entire $25 million was outstanding under the note. On November 1, 1996, the Company executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998. At November 30, 1996, the Company had approximately $34.1 million outstanding under these notes. The Company has not made the scheduled interest payment provided for in the first note. These and additional borrowings are being utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources.
There can be no assurance that TransAmerican will make additional advances to the Company.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."
As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program there can be no assurance that the Company will ultimately recover the cost of the refinery. See Note 3 to the condensed financial statements included elsewhere in this report.

     The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows from operations are likely to continue. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, the Company had negative working capital of $37.4 million at October 31, 1996. In order to operate the refinery and service its debt, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional financing for the Capital Improvement Program, additional working capital, or any necessary approval from the Holders will be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for the above uncertainties.

     A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability that could result from deconsolidation is estimated to be approximately $35 million at October 31, 1996. The Company as a member of the consolidated group is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, the Company may be required to pay a portion of this tax. The Company is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether the Company would be required to fund any portion of the tax liability under the joint and several liability provisions.

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the nine months ended October 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of the third party's feedstock. For the nine months ended October 31, 1996, the Company incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of October 31, 1996, the Company had completed processing approximately 5.1 million barrels of feedstocks and is storing approximately 0.3 million barrels of intermediate and refined products under this agreement. Also, during the quarter ended October 31, 1996, the Company entered into a processing agreement with this third party to process approximately 0.6 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, the Company met all quantity and quality yields earning the full price per barrel. As of October 31, 1996, the Company recorded a net loss of approximately $5.9 million related to these processing arrangements primarily as a result of low margins and price management activities.

     Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years the Company does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on the Company's future results of operations, cash flows or financial condition. The Company also has contingent liabilities with respect to litigation matters as more fully described in Note 7 of Notes to Condensed Financial Statements included elsewhere in this report.


FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program, engineering problems, work stoppages, cost overruns, personnel shortages, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 6 to the condensed financial statements for a discussion of the Company's legal proceedings.

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

     The following table sets forth, as of October 31, 1996, the Company's capital budget for, and expenditures on the CIP (in millions of dollars):

                                                       CAPITAL
                                                        BUDGET      EXPENDITURES
                                                        ------      ------------
         PHASE I:
           Delayed Coking Unit                         $   38         $   55
           Naphtha Pretreater                               7              4
           No. 2 Reformer                                   6              1
           VGO HDS Unit                                    25              5
           FCC Unit                                        75             36
           FCC Upgrades                                    11              7
           Alkylation Unit                                 20              9
           MTBE Unit                                        2             --
           Sulfur Recovery Units/Amine System              26             22
           Additional Tank Storage Capacity                21             10
           Offsite Facilities                              22             24
           Other                                            8              3
           Engineering and Administrative                   8             15
           Contingencies                                   40*             9
                                                      -------         ------
              Total Phase I                               309            200
                                                      -------         ------

         PHASE II:
           Light Naphtha Isomerization Unit                 5              3
           No. 2 Fuel Oil HDS Unit                         31              2
           Sulfur Recovery Units/Amine System              17             --
           Offsite Facilities                              18             --
           MTBE Unit Expansion                             33**           --
           Other                                            2             --
           Engineering and Administrative                   3             --
           Contingencies                                   16*             1
                                                      -------         ------
              Total Phase II                              125              6
                                                      -------         ------
              Total Capital Improvement Program       $   434         $  206
                                                      =======         ======

-------------------------
* To the extent that expenditures exceed the approved capital budget for a unit or units, the contingencies portion of the budget will be allocated to specific units. As of October 31, 1996, approximately $25 million of the contingencies budget has been allocated for expenditures on the Delayed Coking Unit, Engineering and Administrative and Offsite Facilities. These estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in financing, engineering problems, work stoppages, personnel shortages and cost overruns over which the Company may not have any control.

** The Company intends to reallocate these expenditures to other budgeted items in accordance with the Disbursement Agreement.

     As of October 31, 1996, expenditures on the CIP funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. The Company will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. The Company is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

     Primarily because additional funding was not available to the Company on a timely basis, management believes that the Company will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

     The Company anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

     As of October 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes in February 1995 as well as the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture.

     In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. The note bears an interest rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of October 31, 1996, the entire $25 million was outstanding under the note. On November 1, 1996, the Company executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998. At November 30, 1996, the Company had approximately $34.1 million outstanding under these notes. These and additional borrowings are being utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources.

     As noted above, the Company must raise additional capital over the current budget to complete the CIP. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. The current plan and budget for the CIP calls for completion in two phases as described below.

PHASE I

     Phase I will involve completion or reactivation of a delayed coking unit, a naphtha pretreater, a catalytic reformer, a vacuum gas oil hydrodesulfurization unit, a fluid catalytic cracking unit, an alkylation plant, an MTBE unit and sulfur recovery facilities. The Company anticipates that following completion of Phase I, it will be processing low- cost, sour crude oil in combination with sweet crude oil and atmospheric tower bottoms. Products from this phase are expected to include all the products produced prior to Phase I (naphtha, kerosene, No. 2 fuel oil, atmospheric gas oil, atmospheric tower bottoms and vacuum gas oil) plus conventional gasoline and petroleum coke. The Company must raise additional capital to complete Phase I.

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

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended October 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANSAMERICAN REFINING CORPORATION
                                                  (Registrant)





                                       By: /S/ JOHN R. STANLEY
                                          -------------------------------
                                          John R. Stanley,
                                          Chief Executive Officer




December 16, 1996

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        EXHIBIT
-------                       -------
  27.1          -  Financial Data Schedule