Form 10-K405
period 1997-01-31
TRANSAMERICAN REFINING CORP
filed 1997-05-01
CIK 927762

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                          REGISTRATION NUMBER 33-85930

                       TRANSAMERICAN REFINING CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0229632
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)

     1300 NORTH SAM HOUSTON PARKWAY EAST
                  SUITE 320
                HOUSTON, TEXAS                                     77032
   (Address of principal executive offices)                      (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 986-8811

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock and common stock purchase warrants of the registrant outstanding on April 30, 1997, was 30,000,000 and 7,495,313, respectively.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    7
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   37
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   40
Item 13.  Certain Relationships and Related Transactions..............   41
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   43
Signatures............................................................   46

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransAmerican Refining Corporation (the "Company" or "TARC") was formed in 1987 to hold and operate the refinery assets of TransAmerican Natural Gas Corporation (together with its predecessors, "TransAmerican") and is engaged in the refining and storage of crude oil and petroleum products.

     TransAmerican Energy Corporation ("TEC") is a limited-purpose holding company formed in 1994 to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TARC. TARC, TransTexas and TEC are all direct or indirect subsidiaries of TransAmerican. The address of TARC's principal executive offices is 1300 North Sam Houston Parkway East, Suite 320, Houston, Texas 77032, and its telephone number at that address is (281) 986-8811.

BACKGROUND

     Founded in 1958 by John R. Stanley with a single gas station, TransAmerican grew rapidly and by the mid-1970s had developed into a chain of over 200 independent gasoline stations in New England and New York. In the early 1970s, TransAmerican sought to vertically integrate its retail gasoline operations by purchasing a refinery in Louisiana. During this period, TransAmerican also entered the exploration and production business by acquiring certain oil and gas properties in South Texas.

     In 1974, TransAmerican began construction of a $140 million ammonia plant that would use natural gas from its South Texas drilling operations as feedstock. Primarily as a result of a collapse in ammonia prices, TransAmerican was unable to obtain sufficient financing to complete construction of the plant. Unable to meet its obligations, TransAmerican and its affiliates filed a voluntary bankruptcy petition in October 1975. TransAmerican began operating pursuant to a confirmed plan of reorganization in May 1980.

     In 1979, TransAmerican began an expansion and modernization program at the refinery. However, in January 1983, before completion of the construction program and after expenditures of over $900 million, financial difficulties prevented completion of certain units of the refinery and forced a shutdown of operations. As a result, TransAmerican filed a voluntary bankruptcy petition. TransAmerican emerged from bankruptcy in October 1987. As a condition of the bankruptcy plan, TransAmerican formed TARC as a wholly owned subsidiary and transferred its refinery's net assets to TARC. From 1983 to August 1993, TransAmerican and TARC spent approximately $125 million on maintenance and capital expenditures at the refinery.

     In February 1995, TARC issued $340 million aggregate principal amount of 18 1/2% Guaranteed First Mortgage Discount Notes due 2002 and $100 million aggregate principal amount of 16 1/2% Guaranteed First Mortgage Notes due 2002 (together with the First Mortgage Discount Notes, the "TARC Notes"). The net proceeds from this offering were used to fund the expansion and upgrading of TARC's refinery, for working capital requirements, including construction costs incurred prior to the offering and repayment of intercompany debt to TransAmerican.

     The TARC Notes are unconditionally guaranteed on a senior secured basis (the "Guarantee") by TEC. The Guarantee and the TARC Notes are currently collateralized by TEC's only assets, which consist of 100% of the outstanding capital stock of TARC and 40 million shares of common stock (54% of the currently outstanding capital stock) of TransTexas held by TEC. In addition,
5.45 million shares of common stock (7.4% of the currently outstanding capital stock) of TransTexas held by TARC are pledged to collateralize the TARC Notes and the Guarantee. Under certain circumstances, shares of TransTexas common stock pledged to collateralize the Guarantee may be released from such pledge. If required to honor the Guarantee, TEC has no current ability to do so without selling its shares of capital stock of TransTexas or TARC.

BUSINESS OF TARC

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity (the "Capital Improvement Program"). From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

     Primarily because additional financing was not available, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the Indenture governing the TARC Notes. Pursuant to this consent solicitation, the holders of the TARC Notes waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived, or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

CURRENT OPERATIONS

     In March 1994, TARC commenced partial operations at the refinery with the start up of the No. 2 Vacuum Unit and has operated this unit intermittently since then based on operating margins. In addition, modifications and tie-ins to the No. 2 Crude Unit have been completed. Although both units are operational, TARC is not currently operating these units due to the low level of operating margins obtainable for these units on a stand-alone basis.

     TARC believes that the No. 2 Vacuum Unit has a capacity in excess of 200,000 BPD. TARC reactivated the No. 2 Vacuum Unit in March 1994. When the No. 2 Crude Unit is placed into operation, the No. 2 Vacuum Unit will process bottoms from the No. 2 Crude Unit into vacuum gas oil ("VGO") and, with the addition of cutterstocks, into No. 6 residual fuel oil. The No. 2 Crude Unit was designed to process heavy, sour crude oil and, prior to the 1983 shutdown, demonstrated a capacity of 175,000 BPD.

     Subsequent to year end, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. Based on a market value of approximately $18.15 per barrel at April 29, 1997, the loss on the feedstock is estimated to range between $4 and $5 million.

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program is designed to increase the capacity and complexity of the refinery. From February 1995 through March 1997, TARC spent approximately $238 million on the Capital

Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project. Substantial additional expenditures are necessary to complete the Capital Improvement Program. TARC must obtain additional financing to fund any additional expansion or modification of the refinery. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these financing alternatives will provide the funds necessary to complete construction and expansion of the refinery. However, there can be no assurance that TARC will obtain additional financing.

     The expansion and modification of the refinery is expected to include the following significant projects: (i) conversion of the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernization and upgrade of a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. The Capital Improvement Program includes expenditures which TARC believes are necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. It is likely that the scope and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing for the refinery. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing.

FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     TARC historically has entered into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of low margins and price management activities.

PRICE MANAGEMENT ACTIVITIES

     In order to mitigate the commodity price risks associated with the refining business, TARC has previously entered, and may in the future enter, into futures contracts, options on futures, swap agreements and forward sale agreements commensurate with its inventory levels and feedstock requirements and as permitted under the Indenture. If TARC believes it can capitalize on favorable market conditions, it will attempt to utilize the futures market to fix a portion of its crude oil costs and refined products values. This hedging strategy is designed to retain the value of a portion of its work-in-process inventory.

CRUDE OIL AND FEEDSTOCK SUPPLY

     TARC purchases feedstocks on the spot market but has no long-term supply contracts. TARC believes that it will have access to adequate supplies of the crude oil it intends to process. Upon completion of the expansion and modification program, TARC expects to purchase heavy, sour crude oils produced in countries such as Venezuela and Mexico. TARC also expects to be able to take advantage of anticipated increases in production of sour crude oil from the Gulf of Mexico or the Persian Gulf.

     The refinery has a variety of supply channels. The Mississippi River permits delivery of feedstocks from both barge and ocean-going vessels. TARC has its own ship dock and barge dock. The ship dock can accommodate 100,000 deadweight ton ("dwt") tankers that draw less than 45 feet of water, or larger vessels that have been partially offloaded and draw less than 45 feet of water. The barge dock provides access to smaller cargos of intermediate feedstocks such as vacuum gas oil or atmospheric residuals. An adjacent storage terminal has four ship docks to which TARC has access for loading or unloading of feedstocks. TARC has executed a letter agreement for the exclusive use of one of these docks on a long-term basis for shipping petroleum coke and other refinery products. Additionally, TARC is connected to a Shell Oil Company crude pipeline that provides access to Louisiana Offshore Oil Port's 24-inch pipeline network, thereby permitting TARC to receive large quantities of foreign crude oil. This pipeline also provides access to domestic crudes.

     TARC has no crude oil reserves and is not engaged in the exploration for crude oil, and plans to obtain all its crude oil requirements from unaffiliated sources. TARC believes that it will be able to obtain adequate supplies of crude oil and feedstocks at generally competitive prices for the foreseeable future. Crude oil prices are affected by a variety of factors beyond the control of TARC. The principal factors currently influencing prices include the pricing and production policies of members of the Organization of Petroleum Exporting Countries, the availability to world markets of production from Kuwait, Iraq and Russia and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

PRODUCT DISTRIBUTION

     TARC previously sold its refined products pursuant to a processing agreement with a third party, but currently has no long-term sales contracts. Major market areas for TARC's refined products will include the Gulf Coast region, the Mississippi River Valley and the East Coast of the United States as well as foreign markets. TARC's refined products will be transported by pipeline, train, ocean-going vessel and truck. TARC's refinery is connected, through third-party pipelines, to two major Gulf Coast common carrier pipelines, the Colonial and the Plantation, which will permit transportation of the refinery's products to East Coast markets. TARC is also connected to several pipelines designed to transfer refined products to a nearby refinery operated by Shell Oil Company. Railroad lines serve the refinery and adjacent industries. TARC's barge and ship docks, together and an adjacent terminal facility, provide access to the Mississippi River and the intracoastal waterway.

FOREIGN TRADE ZONE

     The refinery is approved for purposes of processing foreign crude to operate as a foreign trade zone. This allows the refinery to realize the benefits of processing foreign crude and exporting the products duty free or deferring the duty on products sold domestically.

INSURANCE

     TARC maintains insurance in accordance with customary industry practices to cover some, but not all, risks. TARC currently maintains property insurance for the refinery in an amount and with deductibles that management believes will allow TARC to survive damage to the refinery. TARC plans to increase insurance coverage amounts from time to time as it completes certain portions of the expansion and modification program.

SEASONALITY

     TARC anticipates that its operations will be subject to significant fluctuations in seasonal demand. In TARC's markets, demand for gasoline is typically higher during the first and second quarters of TARC's fiscal year. During winter months, demand for heating oil increases. The refinery is designed, upon completion of the expansion and modification program, to change its product yields to take advantage of seasonal demands.

FLUCTUATION IN PRICES

     Factors that are beyond the control of TARC may cause the cost of crude oil purchased by TARC and the price of refined products sold by TARC to fluctuate widely. Although prices of crude oil and refined petroleum products generally move in the same direction, prices of refined products often do not respond immediately to changes in crude oil costs. An increase in market prices for crude oil or a decrease in market prices for refined products could have an adverse impact on TARC's earnings and cash flow.

COMPETITION

     The industry in which TARC operates is highly competitive. TARC primarily competes with refiners in the Gulf Coast region, many of which are owned by large, integrated oil companies which, because of their more diverse operations, stronger capitalizations or crude oil supply arrangements, are better able than TARC to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition. The principal competitive factors affecting TARC's refining operations are the quality, quantity and delivered costs of crude oil and other refinery feedstocks, refinery processing efficiency, mix of refined products, refined product prices and the cost of delivering refined products to markets. Competition also exists between the petroleum refining industry and other industries supplying energy and fuel to industrial, commercial and individual consumers.

EMPLOYEES

     As of April 1, 1997, TARC had approximately 150 employees and will employ additional personnel as required by its operations and may engage the services of engineering and other consultants from time to time. Currently, none of TARC's employees is a party to a collective bargaining agreement. The Equal Employment Opportunity Commission ("EEOC") has initiated an investigation into the employment practices of TARC and Southeast Contractors (as defined), alleging discriminatory hiring and promotion practices. See Note 11 to the Notes to Financial Statements included elsewhere herein.

     Since July 1994, Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, has provided construction personnel to TARC in connection with TARC's expansion and modification program. Southeast Contractors will provide construction personnel to TARC as required to expand and modify the refinery. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the reactivation at the refinery during the expansion and modification program. Southeast Contractors charges TARC for the direct costs it incurs, which consist solely of employee payroll and benefits, plus administrative costs and fees; such administrative costs and fees charged to TARC are $1.2 million per year.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters affecting TARC, see Note 11 of Notes to Financial Statements included elsewhere herein.

OTHER GOVERNMENTAL REGULATIONS

     TARC must also comply with federal and state laws and regulations promulgated by the Department of Transportation for the movement of volatile and flammable materials, the U.S. Coast Guard for marine operations and oil spill prevention and the Occupational Safety and Health Administration ("OSHA") for worker and job site safety. To comply with OSHA regulations, TARC must conduct extensive Process Safety Management and Hazardous Operations reviews prior to placing units into service.

ITEM 2. PROPERTIES

     TARC owns the approximately 215-acre site on which the refinery is located. TARC also has available, through ownership, lease agreement or other appropriate arrangements, the use of storage tanks, loading racks and other related facilities at the refinery site. TARC leases office space in Houston, Texas from TransTexas.

TITLE INSURANCE

     The title insurance policy to insure against certain claims made against title to the refinery parcel site currently consists of a $440 million lender's title insurance policy for the benefit of the trustee under the TARC Notes Indenture. The title insurance policy has been reinsured through various title insurance companies in the United States. The ability to successfully recover under the policies is dependent on the creditworthiness of the title company and its reinsurers at the time of the claim and any defenses that the title insurers and its reinsurers may have. There can be no assurance that the amount of title insurance will be sufficient to cover any losses incurred by TARC or the trustee under the TARC Notes Indenture as a result of a title defect impairing the ability to use the refinery site or that the title insurers will be able to fulfill their financial obligations under the title insurance policy. The title policy contains customary exceptions to coverage, including taxes not yet due and payable, riparian rights and numerous servitudes, rights of way, rights of access and other encroachments in favor of utilities, railroads, pipelines and adjacent refineries and tank farms, as well as exceptions for (i) government claims with respect to, and public rights to use, TARC's property located between the Mississippi River and the road upon which pipe racks and TARC's docking facilities are located, (ii) a right of first refusal in favor of an adjacent landowner with respect to a certain portion of property which, in the event exercised, may require TARC to relocate at its expense certain pipelines that connect various refinery parcels, (iii) tax benefits that have been conveyed to certain tax lessors, (iv) the priority of liens that may be filed by materialmen and mechanics in connection with the expansion and modification program, and (v) certain rights of creditors pursuant to Federal or state bankruptcy and insolvency laws, which rights may affect the enforceability of the mortgage securing the TARC Notes.

ITEM 3. LEGAL PROCEEDINGS

     See Note 11 and Note 12 of Notes to Financial Statements included elsewhere herein for a discussion of TARC's legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of TARC's security holders during the fourth quarter of the fiscal year ended January 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for TARC's common stock or its common stock purchase warrants. On April 30, 1997, there was one record holder of TARC's common stock purchase warrants and one holder of TARC's common stock.

     TARC has not paid any cash dividends on its capital stock since inception. TARC's ability to pay dividends is restricted by the TARC Notes Indenture and will depend in part upon TARC's debt levels. In determining whether to declare and pay a dividend, the Board of Directors will consider various other factors, including TARC's capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     On January 29, 1996, TARC changed its fiscal year end for financial reporting purposes from July 31 to January 31. The following table sets forth selected financial data of TARC as of and for each of the four years ended July 31, 1995, the six months ended January 31, 1995 and 1996 and each of the two years ended January 31, 1997. This data has been derived from the financial statements of TARC and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto. The financial data for fiscal years ended July 31, 1992 and 1993 represent the results of operations and financial position of TARC prior to the partial reactivation of the refinery and initiation of the Capital Improvement Program. During these periods, TARC had only maintenance expenses and lease income from storage facilities. The data for the year ended July 31, 1994 reflects the limited operations of the refinery since March 1994 and expenses related to reactivation of portions of the refinery. Subsequent to March 1994, TARC has operated the No. 2 Vacuum Unit intermittently. TARC does not consider its historical results to be indicative of future results.

                                           YEAR ENDED          SIX MONTHS ENDED
                                           JANUARY 31,            JANUARY 31,                  YEAR ENDED JULY 31,
                                      ---------------------   -------------------   -----------------------------------------
                                        1997         1996       1996       1995       1995       1994       1993       1992
                                      ---------    --------   --------   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Refining revenues.................  $  10,857    $176,229   $107,237   $ 71,035   $140,027   $174,143   $     --   $     --
  Storage and other income..........         --          --         --        551        552      3,035      5,178      3,179
  Operating expenses................     54,004     206,798    121,770     86,383    171,411    187,208     13,238     11,693
  General and administrative
    expenses(1).....................     11,848      12,610      7,438      8,442     13,614      4,496     11,341      7,057
  Equity in income (loss) before
    extraordinary item of
    TransTexas......................     12,325      (2,584)      (156)        --     (2,428)        --         --         --
  Other income (expense)(7).........     52,076(5)   (9,998)    (3,944)        89     (5,966)    (2,827)        28        666
  Extraordinary item(2).............         --     (11,497)        --         --    (11,497)        --         --         --
  Net income (loss).................      9,406     (67,258)   (26,071)   (23,150)   (64,337)   (17,353)   (19,373)   (14,905)
  Net income (loss) per common
    share(3)........................       0.25       (2.24)     (0.87)     (0.77)     (2.14)     (0.58)     (0.65)     (0.50)
  Weighted average number of common
    shares outstanding (in
    thousands)(3)...................     30,000      30,000     30,000     30,000     30,000     30,000     30,000     30,000
BALANCE SHEET DATA:
  Working capital (deficit)(6)......  $(407,018)   $(17,707)  $(17,707)  $(35,509)  $  5,965   $(16,838)  $ (1,494)  $   (949)
  Long-term debt proceeds held in
    collateral account(4)...........         --      24,405     24,405         --    140,857         --         --         --
  Total assets......................    564,241     518,323    518,323    229,462    499,879    176,327     70,900     70,579
  Total long-term liabilities(6)....     74,571     368,091    368,091    112,719    352,696     45,373     64,512     45,636
  Stockholder's equity..............     81,363      71,957     71,957     77,250     87,837    100,400      4,253     23,626

---------------

(1) Includes litigation accruals of $2.0 million for the six months ended January 31, 1996, and $4.5 million and $9.0 million for the years ended July 31, 1995 and 1993, respectively.

(2) Represents TARC's equity in the early extinguishment of debt at TransTexas.

(3) Gives retroactive effect to a 30,000-for-1 stock split effected in July
    1994.

(4) Includes $14.7 million and $7.9 million at January 31, 1996 and July 31, 1995, respectively, which is classified as a current asset.

(5) Includes a gain of $56.2 million related to the sale of 4.55 million shares of TransTexas common stock in March 1996.

(6) The TARC Notes are classified as a current liability at January 31, 1997. The working capital deficit would have been $41,288 at January 31, 1997 if the TARC Notes had not been reclassified as of such date.

(7) Net of capitalized interest of $68.8 million, $41.5 million, $26.2 million, $3.5 million and $18.9 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with TARC's financial statements and notes thereto.

RESULTS OF OPERATIONS

  General

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC could operate the No. 2 Crude Unit and/or the No. 2 Vacuum Unit if market conditions become favorable. TARC's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

     TARC's results of operations are dependent on the operating status of certain units within its refinery, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change TARC's throughput capacity, the feedstocks processed, and refined product yields.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). As of February 1, 1996, TARC adopted the requirements of SFAS No. 121. TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value. See Note 4 to Financial Statements.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Total revenues for the year ended January 31, 1997 decreased to $10.9 million from $176.2 million for the same period in 1996, due primarily to a significant drop in the processing of purchased feedstocks for sale to third parties compared to the prior year.

     Cost of products sold for the year ended January 31, 1997 decreased to $11.5 million from $185.3 million for the same period in 1996, due primarily to a significant drop in the purchase of feedstocks for processing compared to the prior year.

     Losses from processing arrangements of $7.1 million, discussed below in "Liquidity and Capital Resources," for the year ended January 31, 1997, were primarily due to price management activities.

     Operations and maintenance expense for the year ended January 31, 1997 increased to $23.9 million from $12.5 million for the same period in 1996, primarily due to a write-off of approximately $6.5 million for assets included in construction work in process that will not be used in the overall Capital Improvement Program, an increase in fuel costs during the first six months of fiscal 1997, and higher contract labor costs.

     Depreciation and amortization expense for the year ended January 31, 1997 increased $0.9 million to $7.2 million from $6.3 million for the same period in 1996, primarily due to the reclassification of construction work in process to depreciable assets during 1997.

     Taxes other than income taxes for the year ended January 31, 1997 increased to $4.2 million from $2.7 million for the same period in 1996, primarily due to increased property tax expense.

     General and administrative expense for the year ended January 31, 1997 decreased to $11.8 million from $12.6 million for the same period in 1996, primarily due to decreased litigation expense.

     Interest income for the year ended January 31, 1997 decreased by $6.1 million as compared to the same period in 1996, primarily due to interest earned in 1996 on a higher balance held in the Collateral Account. Interest expense, net, for the year ended January 31, 1997 decreased $13.8 million, primarily due to a larger portion of interest being capitalized as well as a reduction of product financing costs in 1997 versus 1996 due to lower volumes of feedstock purchases. During the year ended January 31, 1997, TARC capitalized approximately $68.8 million of interest related to construction activities at TARC's refinery, compared to $41.5 million for the year ended January 31, 1996.

     The equity in income of TransTexas for the year ended January 31, 1997 of $12.3 million reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 and its 14.1% interest thereafter. This compares to $2.6 million equity in loss of TransTexas for the year ended January 31, 1996. The increase is a result of higher gas prices and a favorable litigation settlement at TransTexas.

     Other income for the year ended January 31, 1997 was $56.5 million, which was primarily a result of the $56.2 million gain on the sale of 4.55 million shares of TransTexas stock in March 1996. Other income for the year ended January 31, 1996 was $2.1 million, primarily resulting from trading gains on futures contracts.

  Six Months Ended January 31, 1996, Compared with the Six Months Ended January
    31, 1995

     Total revenues for the six months ended January 31, 1996 increased $35.6 million to $107.2 million from $71.6 million in the same period in 1995, primarily due to an increase in the volume of products sold to 6.1 million barrels in 1996 from 4.2 million barrels in 1995. In addition, $1.2 million of the increase was due to an increase in the average product sales price of $0.19 per barrel in 1996 over 1995.

     Cost of products sold for the six months ended January 31, 1996 increased $36.2 million to $110.1 million from $73.9 million for the same period in 1995, primarily due to an increase in the volume of products sold, partially offset by a decrease in the average price of feedstocks purchased.

     Operations and maintenance expense for the six months ended January 31, 1996 increased $0.2 million to $7.9 million from $7.7 million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

     Depreciation and amortization expense for the six months ended January 31, 1996 increased $0.5 million to $3.2 million from $2.7 million for the same period in 1995, primarily due to the transfer of certain terminal facilities and tankage equipment from construction in progress to depreciable assets during the 1996 period.

     General and administrative expense for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a $2.5 million reduction in litigation accruals, partially offset by an increase in payroll of $1.1 million arising from operations support requirements.

     Taxes other than income taxes for the six months ended January 31, 1996 decreased $1.4 million to $0.7 million from $2.1 million for the same period in 1995, primarily due to lower property tax expense for the six months ended January 31, 1996.

     Interest income for the six month period ended January 31, 1996 increased $2.3 million compared to the same period in 1995 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the six month period ended January 31, 1996 increased $28.6 million due to interest accrued on long-term debt issued in February 1995, amortization of debt issue costs and financing costs associated with product purchases. During the six months ended January 31, 1996, TARC capitalized $26.2 million of interest related to construction activities associated with the Capital Improvement Program.

  Year Ended July 31, 1995, Compared with the Year Ended July 31, 1994

     Total revenues for the year ended July 31, 1995 decreased $36.6 million to $140.6 million from $177.2 million in the same period in 1994, primarily due to a decrease in the volume of products sold which was partially offset by an increase in the average price of products sold.

     Cost of products sold for the year ended July 31,1995 decreased $19.8 million to $149.1 million from $168.9 million for the same period in 1994, primarily as a result of a decrease in volume of products sold, partially offset by an increase in the average price of feedstocks purchased, and a contract cancellation loss of approximately $3.8 million.

     Operations and maintenance expense for the year ended July 31, 1995 increased $0.2 million to $12.3 million from $12.1 million for the same period in 1994, primarily as a result of an increase in the number of days the No. 2 Vacuum Unit was operating.

     Depreciation and amortization expense for the year ended July 31, 1995 increased $3.3 million to $5.9 million from $2.6 million for the same period in 1994, primarily as a result of increased depreciation expense being recorded for refinery assets which were taken out of discontinued operations during 1994.

     General and administrative expense for the year ended July 31, 1995 increased $9.1 million to $13.6 million from $4.5 million in the same period in 1994, primarily as a result of a litigation accrual of $4.5 million and increases in legal and consulting fees and insurance costs as a result of expanded refinery operations.

     Taxes other than income taxes for the year ended July 31, 1995 increased $0.5 million to $4.2 million from $3.7 million for the same period in 1994, primarily as a result of an increase in property taxes assessed.

     Interest income for the year ended July 31, 1995 increased $4.1 million compared to the same period in 1994 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the year ended July 31, 1995 increased $31.3 million due to interest accrued on long-term debt issued during 1995, amortization of debt issue costs and financing costs associated with product purchases. During the year ended July 31, 1995, TARC capitalized $18.9 million of interest related to construction activities associated with TARC's Capital Improvement Program.

     Other income for the year ended July 31, 1995 was $2.5 million compared to other expense of $2.9 million for the same period in 1994 primarily as a result of trading gains on futures contracts in 1995.

     For the year ended July 31, 1995, the loss before an extraordinary item increased $35.5 million over the same period in 1994, primarily due to interest associated with TARC's long-term debt and amortization of debt issue costs.

     In February 1995, TransAmerican contributed 55 million shares of TransTexas common stock to TEC. TEC then contributed 15 million of these shares of TransTexas common stock to TARC. The equity in loss of

TransTexas for the year ended July 31, 1995 reflects TARC's 20.3% equity interest in TransTexas' loss before an extraordinary item from the date of acquisition. The equity in extraordinary loss of TransTexas represents TARC's equity in a charge recorded by TransTexas in the fourth quarter for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes in February 1995, proceeds of $173 million were deposited into a cash collateral account, designated for use in the Capital Improvement Program. TARC sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million in proceeds into the cash collateral account in accordance with the requirements of the TARC Notes Indenture. As of January 31, 1997, TARC had spent all amounts deposited in the cash collateral account. As of January 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $53.0 million.

     In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes are secured by a pledge of 5 million shares of TransTexas common stock, which were released from the lien securing the TARC Notes. Proceeds from the issuance of these notes have been or will be used for construction at the refinery and general corporate purposes.

     Primarily because additional financing was not available, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the TARC Notes Indenture. Pursuant to this consent solicitation, the holders of the TARC Notes waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived, or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

     TARC has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. In addition the TARC Notes are classified as a current liability as of January 31, 1997. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, TARC had negative working capital of $407.0 million at January 31, 1997. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations.

     TARC is not currently operating the completed units of the refinery because market conditions make limited operations uneconomic. If market conditions become favorable, TARC could resume limited processing operations. TARC, however, anticipates that in the near term and until additional operating units come on line, its capital needs will be limited to expenditures for the expansion and modification of the refinery, and for general and administrative and refinery maintenance costs.

     If TARC (i) does not obtain additional financing, (ii) does not complete a recapitalization that satisfies the holders of the TARC Notes, or (iii) does not complete construction of a refinery capable of profitable operations, TARC's investment in the refinery may not be recovered. Without additional funding to complete expansion and modification of the refinery, and to provide working capital for operations and debt service, there is substantial doubt about TARC's continuation as a going concern. The financial statements do not include any adjustments for such uncertainties.

     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation, TARC or TEC may sell or otherwise dispose of shares of common stock of TransTexas. If, as a result of any sale or other disposition of TransTexas common stock, the aggregate ownership of TransTexas by TransAmerican and certain of its affiliates (the "TNGC Consolidated Group") is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement among TransAmerican and certain of its affiliates, including TEC, TARC and TransTexas. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which when aggregated with the outstanding TARC Warrants represents more than 20% of the voting power or equity value of TARC, then a deconsolidation of both TARC and TransTexas from the TNGC Consolidated Group would occur. An event that results in deconsolidation of TARC from the TNGC Consolidated Group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC, or other members of the group may be required to pay the tax.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 31, 1997, TARC had approximately $44.4 million outstanding under both of these notes. TransAmerican has waived any defaults arising from TARC's failure to make the scheduled interest payments provided for in these notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note. These and additional borrowings have been used by TARC to fund construction at the refinery, as well as working capital needs, pending additional financing from other sources. There can be no assurance that TransAmerican will make additional advances to TARC.

     TARC enters into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of low margins and price management activities.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 11 of Notes to Financial Statements.

INFLATION AND CHANGES IN PRICES

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements for crude and refined products intended to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products, or for fixed price purchase commitments. TARC's policy is not to enter into fixed price or other purchase commitments in excess of anticipated processing requirements. TARC believes that these current and anticipated futures transactions do not and will not constitute speculative trading as specified under and prohibited by the Indenture.

RECENTLY ISSUED PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The Company does not believe the effect of adoption of SOP 96-1 in 1998 will have a material impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position, business strategy, plans and objectives of management for future operations and expansion and modification of the refinery, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TARC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, TARC's success in raising additional capital to complete expansion and modification of the refinery, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          PAGE
                                          ----
Report of Independent Accountants.......  16
Financial Statements:
  Balance Sheet.........................  17
  Statement of Operations...............  18
  Statement of Stockholder's Equity.....  19
  Statement of Cash Flows...............  20
  Notes to Financial Statements.........  21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors
TransAmerican Refining Corporation:

     We have audited the accompanying balance sheet of TransAmerican Refining Corporation ("TARC") as of January 31, 1997 and 1996 and the related statements of operations, stockholder's equity and cash flows for the year ended January 31, 1997, the six months ended January 31, 1996 and each of the two years in the period ended July 31, 1995. These financial statements are the responsibility of TARC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Refining Corporation as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended January 31, 1997, the six months ended January 31, 1996 and each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that TARC will continue as a going concern. TARC is required to obtain additional funds to amend or refinance the TARC Notes, expand its refinery and to fund its ongoing working capital requirements. There is no assurance that the TARC Notes can be amended or refinanced or that the necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result there is substantial doubt about TARC's ability to continue as a going concern. Management's plans are described in Note
2. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
April 25, 1997

                       TRANSAMERICAN REFINING CORPORATION

                                 BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                               JANUARY 31,
                                          ----------------------
                                            1997         1996
                                          ---------    ---------
                 ASSETS
Current assets:
  Cash and cash equivalents.............  $     613    $   2,779
  Long-term debt proceeds held in
     collateral account.................         --       14,840
  Accounts receivable...................         --          121
  Receivable from affiliates............         22          118
  Inventories...........................         --       37,231
  Other.................................        654        5,479
                                          ---------    ---------
          Total current assets..........      1,289       60,568
                                          ---------    ---------
Property and equipment..................    555,816      430,858
Less accumulated depreciation and
  amortization..........................     16,930       10,244
                                          ---------    ---------
          Net property and equipment....    538,886      420,614
                                          ---------    ---------
Long-term debt proceeds held in
  collateral account....................         --        9,565
Receivable from affiliates..............        393           --
Other assets, net.......................     23,673       27,576
                                          ---------    ---------
                                          $ 564,241    $ 518,323
                                          =========    =========

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable......................  $  20,033    $  23,552
  Payable to affiliates.................      7,094        2,957
  Accrued liabilities...................     15,450       14,560
  Product financing arrangements........         --       37,206
  Long-term debt........................    365,730           --
                                          ---------    ---------
          Total current liabilities.....    408,307       78,275
                                          ---------    ---------
Payable to affiliates...................      6,674        3,799
Notes payable to affiliate..............     46,589           --
Long-term debt..........................         --      316,538
Investment in TransTexas................     20,706       46,586
Other...................................        602        1,168
Commitments and contingencies (Note
  11)...................................         --           --
Stockholder's equity:
  Common stock, $0.01 par value,
     100,000,000 shares authorized,
     30,000,000 shares issued and
     outstanding........................        300          300
  Additional paid-in capital............    248,513      248,513
  Accumulated deficit...................   (167,450)    (176,856)
                                          ---------    ---------
          Total stockholder's equity....     81,363       71,957
                                          ---------    ---------
                                          $ 564,241    $ 518,323
                                          =========    =========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                         YEAR ENDED            SIX MONTHS ENDED          YEAR ENDED
                                        JANUARY 31,              JANUARY 31,              JULY 31,
                                   ----------------------   ----------------------   -------------------
                                     1997        1996         1996        1995         1995       1994
                                   --------   -----------   --------   -----------   --------   --------
                                              (UNAUDITED)              (UNAUDITED)
Revenues:
  Product sales..................  $ 10,857    $176,229     $107,237    $ 71,035     $140,027   $174,143
  Tank rentals...................        --           1           --         551          552      3,035
                                   --------    --------     --------    --------     --------   --------
          Total revenues.........    10,857     176,230      107,237      71,586      140,579    177,178
                                   --------    --------     --------    --------     --------   --------
Costs and expenses:
  Cost of products sold..........    11,544     185,277      110,052      73,862      149,087    168,855
  Processing arrangements, net...     7,090          --           --          --           --         --
  Operations and maintenance.....    23,945      12,482        7,910       7,727       12,299     12,103
  Depreciation and
     amortization................     7,225       6,308        3,159       2,706        5,855      2,589
  General and administrative.....    11,848      12,610        7,438       8,442       13,614      4,496
  Taxes other than income
     taxes.......................     4,200       2,731          649       2,088        4,170      3,661
                                   --------    --------     --------    --------     --------   --------
          Total costs and
            expenses.............    65,852     219,408      129,208      94,825      185,025    191,704
                                   --------    --------     --------    --------     --------   --------
  Operating loss.................   (54,995)    (43,178)     (21,971)    (23,239)     (44,446)   (14,526)
                                   --------    --------     --------    --------     --------   --------
Other income (expense):
  Interest income................       204       6,346        2,263           4        4,087         37
  Interest expense...............   (73,503)    (59,994)     (32,180)     (3,540)     (31,354)       (13)
  Interest capitalized...........    68,840      41,543       26,202       3,509       18,850         --
  Equity in income (loss) before
     extraordinary item of
     TransTexas..................    12,325      (2,584)        (156)         --       (2,428)        --
  Other income (expense).........    56,535       2,106         (229)        116        2,451     (2,851)
                                   --------    --------     --------    --------     --------   --------
          Total other income
            (expense)............    64,401     (12,583)      (4,100)         89       (8,394)    (2,827)
                                   --------    --------     --------    --------     --------   --------
  Income (loss) before
     extraordinary item..........     9,406     (55,761)     (26,071)    (23,150)     (52,840)   (17,353)
Extraordinary item:
  Equity in extraordinary loss of
     TransTexas..................        --     (11,497)          --          --      (11,497)        --
                                   --------    --------     --------    --------     --------   --------
Net income (loss)................  $  9,406    $(67,258)    $(26,071)   $(23,150)    $(64,337)  $(17,353)
                                   ========    ========     ========    ========     ========   ========
Net income (loss) per share:
  Income (loss) before
     extraordinary item..........  $   0.25    $  (1.86)    $  (0.87)   $  (0.77)    $  (1.76)  $  (0.58)
  Extraordinary item.............        --       (0.38)          --          --        (0.38)        --
                                   --------    --------     --------    --------     --------   --------
                                   $   0.25    $  (2.24)    $  (0.87)   $  (0.77)    $  (2.14)  $  (0.58)
                                   ========    ========     ========    ========     ========   ========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK                                              TOTAL
                                   ----------------        ADDITIONAL       ACCUMULATED    STOCKHOLDER'S
                                   SHARES    AMOUNT      PAID-IN CAPITAL      DEFICIT         EQUITY
                                   ------    ------      ---------------    -----------    -------------
Balance, July 31, 1993...........  30,000     $300          $ 73,048         $ (69,095)      $   4,253
Net loss.........................      --       --                --           (17,353)        (17,353)
Equity contribution by
  TransAmerican..................      --       --           113,500                --         113,500
                                   ------     ----          --------         ---------       ---------
Balance, July 31, 1994...........  30,000      300           186,548           (86,448)        100,400
Net loss.........................      --       --                --           (64,337)        (64,337)
Issuance of warrants.............      --       --            23,300                --          23,300
Equity contribution by
  TransAmerican..................      --       --            71,170                --          71,170
Contribution of TransTexas stock
  by TEC.........................      --       --           (32,505)               --         (32,505)
                                   ------     ----          --------         ---------       ---------
Balance, July 31, 1995...........  30,000      300           248,513          (150,785)         98,028
Net loss.........................      --       --                --           (26,071)        (26,071)
                                   ------     ----          --------         ---------       ---------
Balance, January 31, 1996........  30,000      300           248,513          (176,856)         71,957
Net income.......................      --       --                --             9,406           9,406
                                   ------     ----          --------         ---------       ---------
Balance, January 31, 1997........  30,000     $300          $248,513         $(167,450)      $  81,363
                                   ======     ====          ========         =========       =========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                YEAR ENDED            SIX MONTHS ENDED            YEAR ENDED
                                               JANUARY 31,               JANUARY 31,               JULY 31,
                                          ----------------------   -----------------------   --------------------
                                            1997        1996         1996         1995         1995        1994
                                          --------   -----------   ---------   -----------   ---------   --------
                                                     (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss).....................  $  9,406    $(67,258)    $ (26,071)   $(23,150)    $ (64,337)  $(17,353)
  Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
    Depreciation and amortization.......  7,225...       6,308         3,159       2,706         5,855      2,694
    Litigation..........................        --       2,000         2,000       4,500         4,500         --
    Amortization of discount on
      long-term debt....................        83      11,062         3,389          --         7,673         --
    Amortization of debt issue costs....         6         790           238          --           552         --
    Equity in net (income) loss of
      TransTexas........................   (12,325)     14,081           156          --        13,925         --
    Inventory write down................        --       5,671         4,406          --         1,265         79
    Gain on sale of TransTexas stock....   (56,162)         --            --          --            --         --
    Loss on disposition of equipment....     6,513          --            --          --            --         --
    Changes in assets and liabilities:
      Accounts receivable...............       121       1,340         3,671       6,901         4,570     (8,558)
      Inventories.......................        25      (4,070)        7,242       3,063        (8,249)    (4,577)
      Prepayments and other.............     4,825      (5,258)        1,765        (221)       (7,244)        --
      Accounts payable..................     4,000      (4,260)       (1,675)       (105)       (2,690)     5,194
      Payable to affiliate, net.........     6,077       1,530         1,979        (765)       (1,214)     1,239
      Accrued liabilities...............     1,427        (886)       (3,132)     (4,871)       (2,625)    11,391
      Other assets......................        63      (2,818)         (130)        562        (2,126)    (1,088)
      Other liabilities.................        --        (157)           --        (102)         (259)       (96)
                                          --------    --------     ---------    --------     ---------   --------
      Net cash used by operating
        activities......................   (28,716)    (41,925)       (3,003)    (11,482)      (50,404)   (11,075)
                                          --------    --------     ---------    --------     ---------   --------
Investing activities:
  Capital expenditures..................   (86,581)   (174,633)     (119,565)    (52,306)     (107,374)   (57,209)
  Proceeds from sale of TransTexas
    stock...............................    42,607          --            --          --            --         --
                                          --------    --------     ---------    --------     ---------   --------
      Net cash used by investing
        activities......................   (43,974)   (174,633)     (119,565)    (52,306)     (107,374)   (57,209)
                                          --------    --------     ---------    --------     ---------   --------
Financing activities:
  Issuance of long-term debt and
    warrants............................        --     300,750            --          --       300,750         --
  Advances from TransAmerican and
    affiliates..........................    49,152      17,333        16,698      86,925        87,560     68,523
  Repayment of advances from
    TransAmerican and affiliates........    (1,925)    (53,450)      (13,450)    (20,000)      (60,000)        --
  Long-term debt proceeds held in
    collateral account..................   (26,549)   (173,000)           --          --      (173,000)        --
  Withdrawals from collateral account...    50,949     148,595       116,452          --        32,143         --
  Debt issue costs......................        --     (20,479)           --      (3,126)      (23,605)      (220)
  Principal payments on capital lease
    obligations.........................    (1,103)       (458)         (458)         --            --         --
                                          --------    --------     ---------    --------     ---------   --------
      Net cash provided by financing
        activities......................    70,524     219,291       119,242      63,799       163,848     68,303
                                          --------    --------     ---------    --------     ---------   --------
      Increase (decrease) in cash and
        cash equivalents................    (2,166)      2,733        (3,326)         11         6,070         19
Beginning cash and cash equivalents.....     2,779          46         6,105          35            35         16
                                          --------    --------     ---------    --------     ---------   --------
Ending cash and cash equivalents........  $    613    $  2,779     $   2,779    $     46     $   6,105   $     35
                                          ========    ========     =========    ========     =========   ========
Cash paid for:
  Interest, net of amounts
    capitalized.........................     2,426       1,365           836          --         1,282         --
Noncash financing and investing
  activities:
  Forgiveness of advances from
    TransAmerican (including $25.0
    million for property, plant and
    equipment transferred from
    TransAmerican at net book value in
    1994)...............................        --      71,170            --          --        71,170    100,000
  Contribution of TransTexas stock......        --      37,176            --          --        37,176         --
  TransTexas assumption of litigation
    liabilities.........................        --          --            --          --            --     13,500
  Accounts payable for property and
    equipment...........................    (7,519)     14,082        10,591       8,293        11,784     10,429
  Capital lease obligations and other
    liabilities incurred for property
    and equipment.......................        --       2,544         1,643          66           967      1,336
  Interest accretion on notes and
    discount notes capitalized in
    property and equipment..............    49,109      29,306        18,186          --        11,120         --
  Product financing arrangements........   (37,206)     37,206        37,206          --        27,671         --

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
        (INFORMATION WITH RESPECT TO THE YEAR ENDED JANUARY 31, 1996 AND
              INTERIM PERIOD ENDED JANUARY 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of TARC

     TransAmerican Refining Corporation (the "Company" or "TARC") is engaged in the refining and storage of crude oil and petroleum products. TARC's refinery is located in the Gulf Coast region along the Mississippi River approximately 20 miles from New Orleans, Louisiana. TARC was incorporated in September 1987 for the purpose of holding and eventually operating certain refinery assets previously held by TransAmerican Natural Gas Corporation ("TransAmerican") and its subsidiaries. TransAmerican emerged from a proceeding under Chapter 11 of the Bankruptcy Code on October 19, 1987, pursuant to a confirmed plan of reorganization. In 1987, TransAmerican transferred substantially all of its refinery assets at net book value to TARC.

     From 1987 through 1993, TARC incurred operating losses principally as a result of maintaining its idled refinery. TARC recommenced partial operations of the refinery in March 1994. The refinery has operated intermittently since then based on operating margins and has continued to incur operating losses. TARC plans major expansion and modifications which would significantly change the refinery's throughput capacity, feedstocks used and refined product yields. Funds for construction have historically been provided by TransAmerican; however, as more fully described in Note 7, TARC's issuance of long-term debt during 1995 provided $173 million for refinery construction. As discussed in
Note 2, additional financing is required to complete the refinery expansion.

     In 1994, TransAmerican formed TransAmerican Energy Corporation ("TEC"), a limited-purpose holding company, to hold 55 million shares of common stock (74.3% of outstanding shares) of TransTexas Gas Corporation ("TransTexas") and all of TARC's capital stock. In February 1995, in connection with a public offering of debt securities by TARC, TransAmerican transferred 55 million shares of TransTexas' common stock to TEC. TEC then transferred 15 million of the shares (20.3% of the total outstanding) to TARC. In March 1996, TARC sold 4.55 million shares of TransTexas common stock (6.2% of the total outstanding) in a public offering, for proceeds of $42.7 million, $26.6 million of which were deposited in the cash collateral account. TARC recognized a $56.2 million gain on the March 1996 sale of TransTexas stock. An aggregate of 50.45 million shares of TransTexas common stock held by TEC and TARC are currently pledged as collateral for TARC's debt securities.

  Change in Fiscal Year

     On January 29, 1996, the Board of Directors approved a change in TARC's fiscal year end for financial reporting purposes from July 31 to January 31. The financial statements include presentation of the year ended January 31, 1997, the six months ended January 31, 1996 (the "Transition Period") and the comparable prior year and six month periods which are unaudited.

  Cash and Cash Equivalents

     TARC considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

  Inventories

     TARC's inventories, consisting primarily of feedstocks and refined products, are stated at the lower of average cost or market. TARC wrote down the value of its inventories by approximately $4.4 million and $1.3 million at January 31, 1996 and July 31, 1995, respectively, to reflect existing market prices.

                       TRANSAMERICAN REFINING CORPORATION

  Price Management Activities

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into commonly traded refinery feedstocks and finished goods related futures contracts, options on futures, swap agreements and forward sale agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory, or fixed price purchase commitments. Commitments involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular instrument and credit risk, which represents the potential loss if a counterparty is unable to perform. Under the guidelines of Statement of Financial Accounting Standards No. 80 ("SFAS 80"), gains and losses associated with such transactions that meet the hedge criteria in SFAS 80 will be deferred until realized. Those transactions which do not meet the hedging criteria in SFAS 80 are recorded at market value resulting in a gain or a loss which is recorded in other income in the period in which a change in market value occurs.

  Property and Equipment

     Property and equipment acquired subsequent to 1983, including assets transferred from TransAmerican in 1994, are stated at TransAmerican's or TARC's historical cost. During the period from 1987 through August 1993, property and equipment acquired prior to 1983 were carried at estimated net realizable value and no depreciation expense was charged. New or refurbished units are depreciated as placed in service. Depreciation of refinery equipment and other buildings and equipment is computed by the straight-line method at rates which will amortize the unrecovered cost of depreciable property and equipment including assets acquired under capital leases, over their estimated useful lives. Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

     The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and improvements is capitalized. At the time depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the statement of operations. Impairment of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Events or circumstances that may indicate impairment may include, among others, a prolonged shutdown of the refinery or a prolonged period of negative or low refining margins.

  Turnarounds

     A turnaround consists of a complete shutdown, inspection and maintenance of a unit. The estimated costs of turnarounds are accrued over the period to the next scheduled turnaround, which is generally greater than one year.

  Environmental Remediation Costs

     Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Expenditures relating to an existing condition caused by past operations that do not have future economic benefits are expensed. Liabilities for these expenditures are provided when the responsibility to remediate is probable and the amount of associated cost is reasonably estimable.

                       TRANSAMERICAN REFINING CORPORATION

  Stockholder's Equity

     Stockholder's equity was retroactively adjusted to reflect a 30,000-for-1 stock split which was effective in July 1994. In July 1994, TARC increased its authorized capital to 100,000,000 shares and decreased the par value of its common stock from $1.00 to $0.01.

  Defined Contribution Plan

     TARC, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. TARC matches 10%, 20% or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. All contributions are currently funded. TARC recognized approximately $75,000, $32,000, $41,000 and $43,000 of expense related to the Defined Contribution Plan for the year ended January 31, 1997, the six months ended January 31, 1996 and the years ended July 31, 1995 and 1994, respectively.

  Revenue Recognition

     TARC recognizes revenue from sales of refined products in the period of delivery.

  Concentration of Credit Risk

     Financial instruments which potentially expose TARC to credit risk consist principally of cash, trade receivables and forward contracts. TARC selects depository banks based upon management's review of the financial stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, there have been no losses incurred due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant petroleum activities, who would be impacted by conditions or occurrences affecting that industry. All futures contracts were with major brokerage firms and, in the opinion of management, did not expose TARC to any undue credit risks. In addition, as of January 31, 1996, TARC had deposited cash totaling $5.1 million with two third parties to permit the third parties to hedge their price risk in connection with TARC's product financing arrangements. See Note 11.

     TARC performs ongoing credit evaluations and, generally, requires no collateral from its customers. For the year ended January 31, 1997, TARC had two customers which accounted for 96% of total revenues. For the six months ended January 31, 1996, TARC had three customers which accounted for 41% of total revenues. For the year ended July 31, 1995, TARC had two customers which accounted for 56% of total revenues. For the year ended July 31, 1994, TARC had two customers which accounted for 46% of total revenues.

  Income Taxes

     TARC files a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement. It is TARC's policy to record income tax expense as though TARC had filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement between TARC, TransAmerican, and TransAmerican's other direct and indirect subsidiaries. Income taxes include federal and state income taxes.

                       TRANSAMERICAN REFINING CORPORATION

  Fair Value of Financial Instruments

     TARC includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. TARC uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. When the book value approximates fair value, no additional disclosure is made.

  Net Income (Loss) Per Share

     Net income (loss) per share is calculated by dividing net income available for common shareholders by the weighted average number of shares of common stock and common stock equivalents. Warrants are regarded as common stock equivalents and are therefore considered in net income (loss) per share calculations, if dilutive. The number of common stock equivalents is determined using the treasury stock method.

  Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. The reclassifications did not affect net loss or stockholder's equity.

  Debt Issue Costs

     TARC defers costs associated with issuing long-term debt. Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the interest method.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The Company does not believe the effect of adoption of SOP 96-1 in 1998 will have a material impact on the Company's financial position, results of operations or cash flows.

2. ADDITIONAL FINANCING REQUIREMENTS

     Primarily because additional financing was not available, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. In

                       TRANSAMERICAN REFINING CORPORATION

February 1997, TARC solicited and received from the holders of the TARC Notes consents to certain waivers under and amendments to the TARC Notes Indenture. Pursuant to this consent solicitation, the holders of the TARC Notes waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived, or the Company completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes.

     TARC must obtain substantial additional financing to fund any additional expansion or modification of the refinery. It is likely that the scope, completion schedule and other aspects of the Capital Improvement Program will be modified in connection with obtaining additional financing. The scope, completion schedule, amount of additional expenditures required and other aspects of additional expansion and modification of the refinery will depend upon, among other factors, the availability and timing of such financing. TEC and its operating subsidiaries are considering various financing alternatives, including a recapitalization of TEC, TARC and TransTexas. The Company expects that these recapitalizations can be completed by July 15, 1997. However, there can be no assurance that TARC will obtain the required additional financing.

     TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations which did not cover the fixed costs of maintaining the refinery, increased working capital requirements including debt service and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations.

     If TARC (i) does not obtain additional financing, (ii) does not complete a recapitalization that satisfies the holders of the TARC Notes, or (iii) does not complete construction of a refinery capable of profitable operations, TARC's investment in the refinery may not be recovered (See Note 4). Without additional funding to complete expansion and modification of the refinery and to provide working capital for operations and debt service, there is substantial doubt about TARC's continuation as a going concern. The financial statements do not include any adjustments as a result of such uncertainties.

3. INVENTORIES AND OTHER CURRENT ASSETS

     The major components of inventories are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Refinery feedstocks and blendstocks.........................  $    --    $ 4,395
Intermediate and refined products...........................       --     32,836
                                                              -------    -------
                                                              $    --    $37,231
                                                              =======    =======

     The major components of other current assets are as follows (in thousands of dollars):

                                                               JANUARY 31,
                                                              --------------
                                                              1997     1996
                                                              ----    ------
Insurance prepayments.......................................  $603    $1,027
Prepaid product charges.....................................    51     4,452
                                                              ----    ------
                                                              $654    $5,479
                                                              ====    ======

                       TRANSAMERICAN REFINING CORPORATION

4. PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows (in thousands of dollars):

                                                              ESTIMATED         JANUARY 31,
                                                             USEFUL LIFE    --------------------
                                                               (YEARS)        1997        1996
                                                             -----------    --------    --------
Land.......................................................                 $  9,362    $  9,362
Refinery...................................................   20 to 30       532,428     411,650
Other......................................................    3 to 10        14,026       9,846
                                                                            --------    --------
                                                                            $555,816    $430,858
                                                                            ========    ========

     Approximately $45 million of refinery assets were being depreciated at January 31, 1997 and 1996. The remaining refinery and other assets are considered construction in process. Approximately $90.4 million of property, plant and equipment represents assets transferred by TransAmerican at net realizable value and $465.4 million represents additions recorded at historical cost. As of January 31, 1997, the Company changed the estimated useful lives of the refinery equipment currently under construction from 10 years to a range of 20 to 30 years. The change in estimate was not material to 1997 net income. TARC recognized $6.7 million, $2.9 million, $5.9 million and $2.7 million in depreciation expense for the year ended January 31, 1997, the six months ended January 31, 1996 and the years ended July 31, 1995 and 1994, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). As of February 1, 1996, TARC adopted the requirements of SFAS No. 121. TARC currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

5. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Debt issue costs, net of accumulated amortization of $6,445
  at January 31, 1997 and $2,819 at January 31, 1996........  $17,482    $20,786
Contractual rights and licenses, net of accumulated
  amortization of $992 at January 31, 1997 and $1,464 at
  January 31, 1996..........................................    5,979      6,516
Other.......................................................      212        274
                                                              -------    -------
                                                              $23,673    $27,576
                                                              =======    =======

     TARC uses the straight-line method to amortize intangibles over the periods estimated to be benefited.

     To the extent that TARC's participation in the recapitalization described in Note 2 results in extinguishment of the TARC Notes, the debt issue costs relating thereto will be charged to income in the period of the extinguishment.

                       TRANSAMERICAN REFINING CORPORATION

6. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Interest....................................................  $ 7,608    $ 7,609
Litigation accrual..........................................       --      2,500
Taxes other than income taxes...............................    3,365        321
Maintenance turnarounds.....................................    1,909      1,145
Payroll.....................................................      599      1,321
Insurance...................................................    1,222        380
Other.......................................................      747      1,284
                                                              -------    -------
                                                              $15,450    $14,560
                                                              =======    =======

7. LONG-TERM DEBT

     TARC's long-term debt is as follows (in thousands of dollars):

                                                              JANUARY 31,    JANUARY 31,
                                                                 1997           1996
                                                              -----------    -----------
Guaranteed First Mortgage Discount Notes due 2002...........   $269,606       $221,155
Guaranteed First Mortgage Notes due 2002....................     96,124         95,383
                                                               --------       --------
                                                               $365,730       $316,538
                                                               ========       ========

     On February 23, 1995, TARC issued 340,000 A Units consisting of $340 million aggregate principal amount of Guaranteed First Mortgage Discount Notes due 2002 ("Discount Mortgage Notes") and 5,811,773 Common Stock Purchase Warrants ("Warrants"), and 100,000 B Units consisting of $100 million aggregate principal amount of Guaranteed First Mortgage Notes due 2002 ("Mortgage Notes" and, together with the Discount Mortgage Notes, the "TARC Notes") and 1,683,540 Warrants. The TARC Notes are senior obligations of TARC, collateralized as of January 31, 1997 by a first priority lien on substantially all of TARC's property and assets and pledges of 50.45 million shares of common stock of TransTexas and all of TARC's outstanding common stock. The Warrants entitle holders to purchase in the aggregate 7,495,313 shares of TARC's common stock, representing 19.99% of TARC's common stock assuming the exercise of all of the Warrants, at an exercise price of $0.01 per share. The Warrants are immediately exercisable and expire on February 15, 2002. TARC allocated $23.3 million of the proceeds from the issuance of the TARC Notes to the Warrants based on their estimated fair value.

     The Discount Mortgage Notes and the Mortgage Notes initially bear interest at rates of 18 1/2% and 16 1/2%, respectively. Interest is payable semi-annually with the first interest payment on the Discount Mortgage Notes due August 15, 1998. Interest payments on the Mortgage Notes began August 15, 1995. TARC is required to redeem $110 million of the principal amount of the TARC Notes on each of February 15, 2000 and 2001. The TARC Notes mature on February 15, 2002. Upon the occurrence of a change of control, TARC is required to offer to purchase all outstanding TARC Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. In addition, TARC is required, subject to certain conditions, to make an offer to purchase the TARC Notes with the net proceeds of certain asset sales or dispositions of assets, with a percentage of excess cash (as defined), or if, at the end of each of any two consecutive quarters, commencing with the quarter ending January 31, 1998, TARC's Net Worth is less than $75 million and TARC's Consolidated Fixed Charge Coverage Ratio as of the end of each of such quarters is less than 1.25 to 1. TARC

                       TRANSAMERICAN REFINING CORPORATION
will be required to generate net income or increase its present capital before January 1998, to comply with certain of these covenants. The indenture governing the TARC Notes ("TARC Notes Indenture") contains certain covenants which limit TARC's ability to incur additional indebtedness, transfer or sell assets, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, or consummate a merger, consolidation or sale of all or substantially all of its assets.

     TARC received approximately $301 million from the sale of A Units and B Units. Net proceeds received by TARC approximated $92 million after deducting approximately $16 million for underwriting discounts, commissions, fees and expenses, approximately $20 million for the repayment of the balance of a loan from TransAmerican ("TransAmerican Loan"), and $173 million which was deposited into a cash collateral account ("Collateral Account") to fund the expansion and upgrading of TARC's refinery.

     Pursuant to a Disbursement Agreement, funds in the Collateral Account are held and invested by the Disbursement Agent until needed from time to time to fund the Capital Improvement Program. The Disbursement Agent disburses funds from the Collateral Account in accordance with a budget prepared by TARC and approved by the Construction Supervisor, a third party approved by the trustee and compensated by TARC. The Construction Supervisor is required to review each request by TARC for a disbursement from the Collateral Account to pay for the Capital Improvement Program. All funds in the Collateral Account are pledged as security for the repayment of the TARC Notes and are classified as "long-term debt proceeds held in collateral account" in the financial statements. To the extent TARC has current liabilities related to the Capital Improvement Program, the corresponding amount in the Collateral Account is classified as a current asset. As of January 31, 1997, TARC had expended all amounts deposited in the Collateral Account.

     In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes are secured by a pledge of the 5 million shares of TransTexas common stock, which were released from the lien securing the TARC Notes. Proceeds from the issuance of these notes were deposited in a cash collateral account to be used for refinery construction and general corporate purposes.

     TARC's capitalized lease obligations were approximately $1.3 million and $2.4 million at January 31, 1997 and 1996, respectively. Maturities of such obligations are approximately $0.8 million, $0.3 million and $0.2 million in the years ending January 31, 1998, 1999 and 2000, respectively. The fair value of the TARC Notes, based on quoted market prices, was approximately $404 million and $295 million as of January 31, 1997 and 1996, respectively.

8. INCOME TAXES

     Long-term deferred tax assets and liabilities are comprised of the following (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Deferred tax assets:
  Receivable from TransAmerican in lieu of Federal net
     operating loss carryforwards...........................  $  72,268    $ 63,997
  Safe harbor leases........................................     81,976      85,283
  Other.....................................................        355      10,897
                                                              ---------    --------
     Gross deferred tax assets..............................    154,599     160,177
Deferred tax liabilities:
  Depreciation..............................................      4,331       6,617
                                                              ---------    --------
  Net deferred tax assets...................................    150,268     153,560
  Valuation allowance.......................................   (150,268)   (153,360)
                                                              ---------    --------
                                                              $      --    $     --
                                                              =========    ========

                       TRANSAMERICAN REFINING CORPORATION

     The net deferred tax asset valuation allowance for each respective period represents the amounts for which utilization is not assured due to the uncertainty of realizing deferred tax assets. Changes in the net deferred tax asset valuation allowance were primarily attributable to increases in tax loss carryforwards.

     On a separate return basis, TARC has incurred approximately $206.5 million of regular tax net operating losses from inception through January 31, 1997. TARC's regular tax net operating losses incurred from inception through January 31, 1997 would generally expire from 2004 through 2013. Under TARC's tax allocation agreement with TransAmerican and TransAmerican's other subsidiaries, as long as TARC remains in the consolidated group for tax purposes, TARC may receive benefits in the future for loss carryforwards in the form of reduced current taxes payable to the extent (i) its losses incurred are available for and utilized by TransAmerican and (ii) TransAmerican has the ability to pay its taxes without contributions from TARC. As of January 31, 1996, all of TARC's NOLs had been used by TransAmerican's consolidated group. At January 31, 1997, TARC had NOL carryforwards of approximately $32.6 million which have not been used by TransAmerican which would expire in 2013.

     A change of control or other event that results in deconsolidation of TARC from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC, or other members may be required to pay all or a portion of the tax. A decision by TEC or TARC to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes.

     In the event TARC is not allowed to file a consolidated return with TransAmerican, the receivable in lieu of federal net operating loss carryforwards would not be available and the related valuation allowance would decrease by $72.3 million.

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands of dollars):

                                           YEAR ENDED          SIX MONTHS ENDED          YEAR ENDED
                                          JANUARY 31,             JANUARY 31,             JULY 31,
                                      --------------------   ---------------------   ------------------
                                       1997       1996        1996        1995         1995      1994
                                      ------   -----------   -------   -----------   --------   -------
                                               (UNAUDITED)             (UNAUDITED)
Federal income tax expense (benefit)
  at the statutory rate.............  $3,292    $(23,540)    $(9,125)    $(8,103)    $(22,518)  $(6,074)
Increase (decrease) in tax resulting
  from:
  Net operating losses (utilized)
     not utilizable.................  (3,292)     23,540       9,125       8,103       22,518     6,074
                                      ------    --------     -------     -------     --------   -------
                                      $   --    $     --     $    --     $    --     $     --   $    --
                                      ======    ========     =======     =======     ========   =======

9. INVESTMENT IN TRANSTEXAS

     TARC uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The sale of TransTexas stock in March 1996 by TARC reduced TARC's interest in TransTexas from 20.3% to 14.1%. TARC recognized a gain of $56.2 million on the sale of TransTexas stock in March 1996. TARC continues to record its pro rata share of losses due to the common control of TransTexas and TARC by TransAmerican and TEC. The equity in extraordinary loss of TransTexas for the year ended July 31, 1995 represents TARC's equity in a charge by TransTexas for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by

                       TRANSAMERICAN REFINING CORPORATION

TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002. The closing price of TransTexas' common stock on January 31, 1997 was $17.00.

     Summary financial information of TransTexas is as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                           ASSETS
Total current assets........................................  $  188,934    $ 159,438
Property and equipment, net.................................     846,393      715,340
Other assets................................................      17,825       64,049
                                                              ----------    ---------
                                                              $1,053,152    $ 938,827
                                                              ==========    =========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities...................................  $  117,348    $ 115,836
Total noncurrent liabilities................................   1,086,599      977,431
Total stockholders' deficit.................................    (150,795)    (154,440)
                                                              ----------    ---------
                                                              $1,053,152    $ 938,827
                                                              ==========    =========

                                                                SIX MONTHS ENDED
                                     YEAR ENDED JANUARY 31,        JANUARY 31,       YEAR ENDED JULY 31,
                                     -----------------------   -------------------   -------------------
                                        1997         1996        1996       1995       1995       1994
                                     ----------   ----------   --------   --------   --------   --------
                                                  (UNAUDITED)             (UNAUDITED)
Revenues...........................    $406,347     $291,338   $141,156   $162,517   $312,699   $335,919
Operating costs and expenses.......     219,068      229,284    101,908    133,833    261,209    256,628
                                       --------     --------   --------   --------   --------   --------
  Operating income.................     187,279       62,054     39,248     28,684     51,490     79,291
Other expense......................     (91,463)     (77,174)   (40,436)   (29,059)   (65,797)   (50,155)
Income tax (expense) benefit.......     (12,491)       2,700        416        131      2,415     (5,380)
                                       --------     --------   --------   --------   --------   --------
  Income (loss) before
     extraordinary item............      83,325      (12,420)      (772)      (244)   (11,892)    23,756
Extraordinary item.................          --      (56,637)        --         --    (56,637)        --
                                       --------     --------   --------   --------   --------   --------
  Net income (loss)................    $ 83,325     $(69,057)  $   (772)  $   (244)  $(68,529)  $ 23,756
                                       ========     ========   ========   ========   ========   ========

10. TRANSACTIONS WITH AFFILIATES

     TransAmerican and its affiliates have provided TARC with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to a Services Agreement. TransAmerican and TransTexas charged TARC approximately $0.3 million, $0.2 million, $0.2 million and $0.1 million for the year ended January 31, 1997, the six months ended January 31, 1996 and the years ended July 31, 1995 and 1994, respectively, to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. Pursuant to this agreement, TARC is currently charged $26,000 per month for additional corporate services. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to TARC on usage or other methods that management believes are reasonable. All significant transactions with affiliates are recorded in the payable to affiliates account.

     Southeast Louisiana Contractors of NORCO, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges

                       TRANSAMERICAN REFINING CORPORATION

TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of $1.2 million per year. Total labor costs charged by Southeast Contractors were approximately $14.1 million, $20.2 million and $15.5 million for the year ended January 31, 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively. Amounts payable to Southeast Contractors were $1.8 million and $2.3 million at January 31, 1997 and 1996, respectively. No labor costs were charged by Southeast Contractors in prior years.

     TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the year ended January 31, 1997, the six months ended January 31, 1996 and years end July 31, 1995 and 1994 was approximately $2.7 million, $1.4 million, $2.5 million and $2.3 million, respectively, of which approximately $2.7 million and $0.1 million was payable at January 31, 1997 and 1996.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 31, 1997, TARC had approximately $44.4 million outstanding under both of these notes. TransAmerican has waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in the notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital, which has not been repaid.

     In September 1995, TARC received an advance of $1 million from TransTexas which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest.

     TransAmerican, its existing subsidiaries, including TARC, TEC, and TransTexas, entered into a Tax Allocation Agreement, the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a

                       TRANSAMERICAN REFINING CORPORATION
consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the TransAmerican consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years.

     The TARC Notes Indenture requires that, with certain exceptions, transactions between TARC and certain related parties be on terms no less favorable to TARC than would be available from an unrelated party and that are fair and reasonable to TARC. This standard will apply to future transactions, if any, with entities in which Mr. Stanley or members of his family may have an interest. A similar covenant is in the indentures governing notes issued by TransTexas.

11. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     The following is a description of the legal proceedings of TARC.

     EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Contractors (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. sec. 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Contractors with engaging in unlawful discriminatory hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, TARC can make no assurance that such liability

                       TRANSAMERICAN REFINING CORPORATION
would not have a material adverse effect on the financial condition of TARC or TARC's ability to pay interest or principal on the TARC Notes or the TransAmerican Notes.

     Rineheart. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against eighty-four individuals and corporations, including TARC, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. TARC intends to vigorously defend this claim.

     Shell Oil. On September 27, 1996, Shell Oil Company filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged contamination of the waters and water bottoms of Bayou Trepagnier. Shell dismissed this suit without prejudice.

     General. TARC is also named a defendant in other ordinary course, routine litigation incidental to its business. While the outcome of these other lawsuits cannot be predicted with certainty, TARC does not expect these matters to have a material adverse effect on its financial position, operations or cash flow.

  Environmental Matters

     Compliance Matters. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program.

     TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

     Requirements Under the Federal Clean Air Act. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.

     In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set "Maximum Achievable Control Technology" ("MACT") standards for petroleum

                       TRANSAMERICAN REFINING CORPORATION
refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT Standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.

     The EPA recently promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the EPA's National Ambient Air Quality Standards ("NAAQS") proposals for particulate matter and ozone are implemented Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline producers may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment and other appropriate regulatory relief. TARC will continue to pursue regulatory relief with the EPA. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future results of operations, cash flows or financial position.

     Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The deadline for a refinery to submit an Operating Permit Application under the Louisiana program was October 12, 1996. TARC timely submitted its Title V Operating Permit application and the LDEQ has designated the application as being administratively complete. As yet, the LDEQ has not responded further regarding the status of TARC's Title V Operating Permit. TARC believes that its application will be approved. However, there can be no assurance that additional expenditures required pursuant to Title V Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

     Cleanup Matters. TARC also is subject to federal, state and local laws, regulations and ordinances that impose liability for the costs of clean up relating to, and certain damages resulting from, past spills, disposals or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

                       TRANSAMERICAN REFINING CORPORATION

     In 1991, the EPA performed a facility assessment at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, has submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ has not yet responded to TARC's submission or issued any further requests relating to this matter. As a result, TARC is unable at this time to estimate what the costs, if any, will be if the LDEQ does require further investigation or remediation of the areas identified.

     TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites (i.e. sites on the National Priorities List ("NPL")), to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred and the range of likely cleanup costs at each such site) TARC does not believe its ultimate liability will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

  Purchase Commitments

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of January 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $53.0 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

                       TRANSAMERICAN REFINING CORPORATION

     Subsequent to year end, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. Based on a market value of approximately $18.15 per barrel at April 29, 1997, the loss on the feedstock is estimated to range between $4 and $5 million.

  Price Management Activities

     TARC enters into futures contracts, options on future, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. At January 31, 1997, TARC's position in open futures contracts, options on futures, swap agreements and forward sales agreements was not significant. A net trading gain of approximately $2.3 million and a trading loss of approximately $3.1 million were reflected in other income (expense) for the years ended July 31, 1995 and 1994, respectively. These transactions did not qualify for hedge accounting treatment under the guidelines of SFAS 80; therefore, gains or losses associated with these futures contracts were not deferred.

  Financing Arrangements and Processing Agreements

     TARC enters into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the year ended January 31, 1997, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to TARC without a material gain or loss to TARC.

     In March 1996, TARC entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by TARC is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. For the year ended January 31, 1997, TARC processed approximately 1.1 million barrels of feedstock pursuant to this agreement. TARC incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, TARC entered into a similar processing agreement with another third party to process feedstocks. As of January 31, 1997, TARC had completed processing approximately 6.4 million barrels of feedstocks and is storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into a processing agreement with this third party to process approximately 0.8 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, TARC met all quantity and quality yields earning the full price per barrel. For the year ended January 31, 1997, TARC recorded a net loss of approximately $4.5 million related to these processing arrangements primarily as a result of price management activities.

                       TRANSAMERICAN REFINING CORPORATION

  Operating Leases

     As of January 31, 1997, TARC has long-term leases covering land and other property and equipment. Rental expense was approximately $4.2 million, $1.9 million, $4 million and $3 million for the year ended January 31, 1997, the six months ended January 31, 1996, and the years ended July 31, 1995 and 1994. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1997, are as follows (in thousands of dollars):

1998........................................................  $3,236
1999........................................................   2,969
2000........................................................     183
2001........................................................     183
2002........................................................     183
Later years.................................................     522
                                                              ------
                                                              $7,276
                                                              ======

12. LITIGATION SETTLEMENTS

     GATX. On May 14, 1996, GATX Terminals Corporation ("GATX") filed suit against TARC in the U.S. District Court, Eastern District of Louisiana alleging breach of an operating agreement to pay GATX $122,500 per month during 1996. TARC settled this litigation in November 1996.

     NLRB Proceeding. On July 13, 1994, the Oil, Chemical and Atomic Workers International Union ("OCAW") filed unfair labor practices charges against TARC with the New Orleans Regional Office of the National Labor Relations Board ("NLRB"). These charges allege that TARC refused to reinstate 22 former employees because of their union membership. The NLRB refused to issue a complaint and the OCAW appealed the decision to the NLRB General Counsel. The decision of the NLRB was upheld in November 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     TARC's directors and executive officers are as follows:

                NAME                                       POSITION                      AGE
                ----                                       --------                      ---
Donald B. Henderson..................  Director                                          46
Thomas B. McDade.....................  Director                                          73
John R. Stanley......................  Director, Chairman of the Board, President and    58
                                       Chief Executive Officer
Gary L. Karr.........................  Vice President of Refining                        48
R. Glenn McGinnis....................  Vice President of Manufacturing                   48
John R. Stanley, Jr..................  Vice President of Administration                  35
Ed Donahue...........................  Vice President and Secretary                      46

     Set forth below is a description of the backgrounds of the directors and executive officers of TARC.

     Donald B. Henderson has been a director of TARC and of TEC since July 1994. Mr. Henderson is a partner in the law firm of Blackburn & Henderson and is a director of Colonial Casualty Insurance Co. From 1972 to 1978, Mr. Henderson was a member of the Texas House of Representatives. Mr. Henderson was a member of the Texas Senate from 1982 through 1986. Mr. Henderson has been a director of TransAmerican from 1985 until his resignation in February 1995.

     Thomas B. McDade has been a director of TARC and of TEC since July 1994. He is also a director of TransTexas. Mr. McDade is primarily engaged in managing his personal investments and in providing consulting services in Houston, Texas. Mr. McDade served as a director of TransAmerican from 1985 until his resignation in February 1995. Prior to 1989, he served as a consultant to Texas Commerce Bancshares, Inc. and prior to July 1985 he served as Vice Chairman and Director of Texas Commerce Bancshares, Inc. and Vice Chairman and Advisory Director of Texas Commerce Bank. Mr. McDade is a former director and trustee of eleven registered investment companies for which John Hancock Funds serves as investment advisor in Boston, Massachusetts. Mr. McDade is a former director of Houston Industries, Inc. and Houston Lighting & Power Company. He is also a former member of the Board of Managers of the Harris County Hospital District and former Chairman of the State Securities Board of Texas.

     John R. Stanley has been a director and Chief Executive Officer of TARC since September 1987 and a director and Chief Executive Officer of TEC since July 1994. Mr. Stanley is the founder, Chairman of the Board, Chief Executive Officer, and sole stockholder of TNGC Holdings Corporation, which is the sole stockholder of TransAmerican. He has operated TransAmerican since 1958. Mr. Stanley is the father of John R. Stanley, Jr.

     Gary L. Karr has been the Vice President of Refining of TARC since January 1994 and served as Refinery Manager for approximately eight years prior thereto. Mr. Karr has been with TransAmerican or a subsidiary of TransAmerican since 1971 in various positions.

     R. Glenn McGinnis has been the Vice President of Manufacturing of TARC since July 1995. Prior to joining TARC, Mr. McGinnis held senior refining and supply positions in Canada with Imperial Oil Limited, an affiliate of Exxon Corporation. Mr. McGinnis was with Imperial Oil Limited for 23 years.

     John R. Stanley, Jr. has served as Vice President of Administration of TARC since October 1995. From May 1992 until October 1995, he served as Manager of Audit and Security for TARC. Mr. Stanley is the son of John R. Stanley.

     Edwin B. Donahue has served as Vice President and Secretary of TARC since February 1997. Mr. Donahue also serves as Vice President, Chief Financial Officer and Secretary of TransTexas and TTC and as Vice President and Secretary of TransAmerican and TEC. Mr. Donahue has been employed in various positions with TransAmerican for over 20 years.

COMMITTEES OF THE BOARD OF DIRECTORS

     TARC has an Audit Committee and a Compensation Committee. The Audit Committee is composed of Messrs. Henderson and McDade. The Audit Committee reviews the scope of the independent auditors' examinations of TARC's financial statements and receives and reviews their reports. The Audit Committee meets with the independent auditors, receives recommendations or suggestions for changes in accounting procedures, and initiates or supervises any special investigations it may choose to undertake.

     The Compensation Committee is composed of Messrs. Henderson and McDade. The Compensation Committee determines the nature and amount of compensation of TARC's executive officers.

DIRECTOR COMPENSATION

     Each director, other than John R. Stanley, receives an annual director's fee of $75,000, plus $750 for each board meeting and committee meeting attended (other than committee meetings held on the same day as board meetings).

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended July 31, 1994 and 1995, the transition period ended January 31, 1996, and the fiscal year ended January 31, 1997 to TARC's Chief Executive Officer and each other executive officer of TARC whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 1997:

                           SUMMARY COMPENSATION TABLE

        NAME AND PRINCIPAL POSITION          FISCAL   ANNUAL COMPENSATION        ALL OTHER
                  IN TARC                     YEAR          SALARY          COMPENSATION(A)(B)
        ---------------------------          ------   -------------------   -------------------
John R. Stanley(c).........................   1997         $397,117               $5,154
  Chief Executive Officer                     1996*         175,000                  807
                                              1995          350,000                4,620
                                              1994          350,000                4,620
Gary L. Karr...............................   1997         $140,192               $3,348
  Vice President of Refining                  1996*          67,500                  311
                                              1995          140,192                2,312
                                              1994          125,577                4,228
R. Glenn McGinnis..........................   1997         $233,653               $  727
  Vice President of Manufacturing             1996*         116,937                   --
                                              1995            8,654                   --
John R. Stanley, Jr........................   1997         $117,308               $3,519
  Vice President of Administration            1996*          63,750                2,231
                                              1995           94,058                2,270
                                              1994           75,162                2,255

---------------

 *  Six months ended January 31, 1996 (Transition Period)

(a) Certain of TARC's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly has been excluded from the table.

(b) Reflects the amount contributed under the Savings Plan (as defined below).

(c) All amounts shown were paid by TransTexas.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     TARC's compensation committee is composed of Messrs. Henderson and McDade. During the year ended January 31, 1997, none of the members of the compensation committee was an officer or employee of TARC, and none had any relationship with TARC requiring disclosure under Item 404 of Regulation S-K. The TARC Notes Indenture prohibits TARC and any Guarantor under the TARC Notes from paying compensation to Mr. Stanley in excess of $1 million per year, in the aggregate.

SAVINGS PLAN

     TransAmerican maintains a long-term savings plan (the "Savings Plan") in which eligible employees of TARC and certain of its affiliates may elect to participate. Each employee becomes eligible to participate in the Savings Plan on January 1 or July 1 following the completion of one year of service with TARC or its participating affiliates and attainment of age 21. The Savings Plan is intended to constitute a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and contains a salary reduction arrangement described in Section 401(k) of the Code.

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and TARC will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 1997, this limit is $9,500. TARC presently makes a matching contribution in an amount equal to 10%, 20%, or 50% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 3% of each participant's compensation, depending on whether the employee has been a participant in the Savings Plan for one year, two years or three years. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on TARC's matching contributions, and limits amounts which may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment, and subject to certain strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment in the event of the participant's severe financial hardship or attainment of age 59 1/2. The Savings Plan may be amended or terminated by the Board of Directors of TARC. As of January 31, 1997, approximately 194 employees were eligible to participate in the Savings Plan, including Messrs. Karr, McGinnis and Stanley.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     TEC owns 30 million shares (100%) of TARC's outstanding shares of common stock. TEC's address is 1300 North Sam Houston Parkway East, Suite 200, Houston, Texas 77032. Pursuant to the TARC Notes Indenture, all shares of TARC's common stock are pledged as collateral and are held by the trustee under the TARC Notes Indenture, First Union National Bank.

     A foreclosure by the holders of TARC's debt securities on the shares of TARC's common stock, under certain circumstances, constitutes a "change of control" of TARC under the TARC Notes Indenture, which allows the holders thereof to require TARC to repurchase the TARC Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TransAmerican and its affiliates have provided TARC with substantially all of its corporate services requirements, including insurance, legal, accounting and treasury functions pursuant to a Services Agreement. TransAmerican and TransTexas charged TARC approximately $0.3 million, $0.2 million, $0.2 million and $0.1 million for the year ended January 31, 1997, the six months ended January 31, 1996 and the years ended July 31, 1995 and 1994, respectively, to cover its costs of providing these services, which management believes to be reasonable based on the limited services provided. Pursuant to this agreement, TARC is currently charged $26,000 per month for additional corporate services. In addition, third party charges incurred by TransAmerican and its affiliates have been charged directly or allocated to TARC on usage or other methods that management believes are reasonable. All significant transactions with affiliates are recorded in the payable to affiliates account.

     Southeast Louisiana Contractors of NORCO, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of $1.2 million per year. Total labor costs charged by Southeast Contractors were approximately $14.1 million, $20.2 million and $15.5 million for the year ended January 31, 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively. Amounts payable to Southeast Contractors were $1.8 million and $2.3 million at January 31, 1997 and 1996, respectively. No labor costs were charged by Southeast Contractors in prior years.

     TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the year ended January 31, 1997, the six months ended January 31, 1996 and years end July 31, 1995 and 1994 was approximately $2.7 million, $1.4 million, $2.5 million and $2.3 million, respectively, of which approximately $2.7 million and $0.1 million was payable at January 31, 1997 and 1996.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital.

     In July 1996, TARC executed a promissory note to Trans American for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and mature on July 31, 1998. As of January 31, 1997, the entire $25 million was outstanding under the note. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998 (together with the first promissory note, the "TransAmerican Notes"). At January 1, 1997, TARC had approximately $44.4 million outstanding under the TransAmerican Notes. TransAmerican has waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in these notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. Interest payments are due quarterly commencing on April 30, 1997. The debt represented by the new note is subordinate in right of payment to the TARC Notes. As of April 25, 1997, approximately $31.4 million had been advanced under the new note.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional other intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican.

In August 1995, TARC received an advance of $3 million from TransTexas which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital, which has not been repaid.

     In September 1995, TARC received an advance of $1 million from TransTexas which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest.

     TransAmerican, its existing subsidiaries, including TARC, TEC and TransTexas, entered into a Tax Allocation Agreement, the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the TransAmerican consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years.

     The TARC Notes Indenture requires that, with certain exceptions, transactions between TARC and certain related parties be on terms no less favorable to TARC than would be available from an unrelated party and that are fair and reasonable to TARC. This standard will apply to future transactions, if any, with entities in which Mr. Stanley or members of his family may have an interest. A similar covenant is in the indentures governing the Notes issued by TransTexas.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                  PAGE
                                                                  ----
    (1) Report of Independent Accountants.......................   16
        Balance Sheet...........................................   17
        Statement of Operations.................................   18
        Statement of Stockholder's Equity.......................   19
        Statement of Cash Flows.................................   20
        Notes to Financial Statements...........................   21

     (2) All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

     (3) Exhibits

     The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

          2.1            -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, TEC and TransAmerican (previously filed as
                            Exhibit 2 to TARC's and TEC's Current Report on Form 8-K
                            dated March 14, 1995 and incorporated herein by
                            reference)
          3.1            -- Articles of Incorporation of TARC (previously filed as
                            Exhibit 3.1(i) to TARC's and TEC's Registration Statement
                            on Form S-1 (Registration No. 33-82200) and incorporated
                            herein by reference)
          3.2            -- By-laws of TARC (previously filed as Exhibit 3.1(ii) to
                            TARC's and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
          4.1            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            TEC, with respect to the Guaranteed First Mortgage
                            Discount Notes and the Guaranteed First Mortgage Notes
                            (together, the "Notes"), including the forms of Notes as
                            exhibits (previously filed as Exhibit 3 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.2            -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TEC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (previously filed as Exhibit 4 to
                            TARC's and TEC's Current Report on Form 8-K dated March
                            14, 1995 and incorporated herein by reference)
          4.3            -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 5 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.4            -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (previously filed as Exhibit 6 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)


          4.5            -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 14, 1995 and incorporated herein by reference)
          4.6            -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.7            -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (previously filed
                            as Exhibit 10 to TARC's and TEC's Current Report on Form
                            8-K dated March 14, 1995 and incorporated herein by
                            reference)
         *4.8            -- First Supplemental Indenture dated as of February 24,
                            1997 among the Company, TEC and First Union National
                            Bank, f/k/a First Fidelity Bank, N.A.
         *4.9            -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit.
         *4.10           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee.
         *4.11           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee.
         *4.12           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent.
         *4.13           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent.
         10.1            -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (previously filed as Exhibit 10.1 to TARC's and TEC's
                            Registration Statement on Form S-1 (Registration No.
                            33-82200) and incorporated herein by reference)
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (previously
                            filed as Exhibit 10.2 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.3            -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to TARC's
                            and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
         10.4            -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (previously filed
                            as Exhibit 10.4 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.5            -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)

         10.6            -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as an
                            exhibit to TARC's Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference)
         10.7            -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (previously filed as an exhibit to
                            TARC's Form 10-K for the transition period ended January
                            31, 1996, and incorporated herein by reference)
         10.8            -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
        *11.1            -- Statement of Computation of Net Income (Loss) Per Share.
         21.1            -- Schedule of Subsidiaries (previously filed as Exhibit
                            21.1 to TARC's and TEC's Registration Statement on Form
                            S-1 (Registration No. 33-82200) and incorporated herein
                            by reference)
        *27.1            -- Financial Data Schedule.

---------------

* Filed herewith.

(b) Reports on Form 8-K.

     There were no current reports on Form 8-K filed during the fourth quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1997.

                                        TRANSAMERICAN REFINING CORPORATION

                                        By:        /s/ JOHN R. STANLEY
                                           -------------------------------------
                                                      John R. Stanley
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 1997.

                        NAME                                                TITLE
                        ----                                                -----

                 /s/ JOHN R. STANLEY                     Director, Chairman of the Board, President,
-----------------------------------------------------      and Chief Executive Officer (Principal
                   John R. Stanley                         Executive Officer)

               /s/ DONALD B. HENDERSON                   Director
-----------------------------------------------------
                 Donald B. Henderson

                /s/ THOMAS B. MCDADE                     Director
-----------------------------------------------------
                  Thomas B. McDade

                /s/ EDWIN B. DONAHUE                     Vice President and Secretary
-----------------------------------------------------      (Principal Financial and
                  Edwin B. Donahue                         Accounting Officer

                               INDEX TO EXHIBITS

     The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

          2.1            -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, TEC and TransAmerican (previously filed as
                            Exhibit 2 to TARC's and TEC's Current Report on Form 8-K
                            dated March 14, 1995 and incorporated herein by
                            reference)
          3.1            -- Articles of Incorporation of TARC (previously filed as
                            Exhibit 3.1(i) to TARC's and TEC's Registration Statement
                            on Form S-1 (Registration No. 33-82200) and incorporated
                            herein by reference)
          3.2            -- By-laws of TARC (previously filed as Exhibit 3.1(ii) to
                            TARC's and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
          4.1            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            TEC, with respect to the Guaranteed First Mortgage
                            Discount Notes and the Guaranteed First Mortgage Notes
                            (together, the "Notes"), including the forms of Notes as
                            exhibits (previously filed as Exhibit 3 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.2            -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TEC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (previously filed as Exhibit 4 to
                            TARC's and TEC's Current Report on Form 8-K dated March
                            14, 1995 and incorporated herein by reference)
          4.3            -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 5 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.4            -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (previously filed as Exhibit 6 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.5            -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 14, 1995 and incorporated herein by reference)
          4.6            -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.7            -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (previously filed
                            as Exhibit 10 to TARC's and TEC's Current Report on Form
                            8-K dated March 14, 1995 and incorporated herein by
                            reference)
         *4.8            -- First Supplemental Indenture dated as of February 24,
                            1997 among the Company, TEC and First Union National
                            Bank, f/k/a First Fidelity Bank, N.A.
         *4.9            -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit.

         *4.10           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee.
         *4.11           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee.
         *4.12           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent.
         *4.13           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent.
         10.1            -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (previously filed as Exhibit 10.1 to TARC's and TEC's
                            Registration Statement on Form S-1 (Registration No.
                            33-82200) and incorporated herein by reference)
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (previously
                            filed as Exhibit 10.2 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.3            -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to TARC's
                            and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
         10.4            -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (previously filed
                            as Exhibit 10.4 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.5            -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.6            -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as an
                            exhibit to TARC's Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference)
         10.7            -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (previously filed as an exhibit to
                            TARC's Form 10-K for the transition period ended January
                            31, 1996, and incorporated herein by reference)
         10.8            -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
        *11.1            -- Statement of Computation of Net Income (Loss) Per Share.

         21.1            -- Schedule of Subsidiaries (previously filed as Exhibit
                            21.1 to TARC's and TEC's Registration Statement on Form
                            S-1 (Registration No. 33-82200) and incorporated herein
                            by reference)
        *27.1            -- Financial Data Schedule.

---------------

* Filed herewith.