Form 10-K405/A
period 1997-01-31
TRANSAMERICAN REFINING CORP
filed 1997-05-05
CIK 927762

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                  PAGE
                                                                  ----
    (1) Report of Independent Accountants.......................   16
         Balance Sheet..........................................   17
         Statement of Operations................................   18
         Statement of Stockholder's Equity......................   19
         Statement of Cash Flows................................   20
         Notes to Financial Statements..........................   21

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

          4.5            -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 14, 1995 and incorporated herein by reference)
          4.6            -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.7            -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (previously filed
                            as Exhibit 10 to TARC's and TEC's Current Report on Form
                            8-K dated March 14, 1995 and incorporated herein by
                            reference)
          4.8            -- First Supplemental Indenture dated as of February 24,
                            1997 among the Company, TEC and First Union National
                            Bank, f/k/a First Fidelity Bank, N.A. (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.9            -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (previously filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the
                            fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.10           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.11           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (previously
                            filed as an exhibit to TARC's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1997 and
                            incorporated herein by reference).
          4.12           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.13           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (previously filed as an exhibit to TARC's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1997 and incorporated herein by reference).
         10.1            -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (previously filed as Exhibit 10.1 to TARC's and TEC's
                            Registration Statement on Form S-1 (Registration No.
                            33-82200) and incorporated herein by reference)
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (previously
                            filed as Exhibit 10.2 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.3            -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to TARC's
                            and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)

         10.4            -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (previously filed
                            as Exhibit 10.4 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.5            -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.6            -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as an
                            exhibit to TARC's Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference)
         10.7            -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (previously filed as an exhibit to
                            TARC's Form 10-K for the transition period ended January
                            31, 1996, and incorporated herein by reference)
         10.8            -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
         11.1            -- Statement of Computation of Net Income (Loss) Per Share
                            (previously filed as an exhibit to TARC's Annual Report
                            on Form 10-K for the fiscal year ended January 31, 1997
                            and incorporated herein by reference).
         21.1            -- Schedule of Subsidiaries (previously filed as Exhibit
                            21.1 to TARC's and TEC's Registration Statement on Form
                            S-1 (Registration No. 33-82200) and incorporated herein
                            by reference)
         27.1            -- Financial Data Schedule.
        *99.1            -- Financial Statements of TransTexas Gas Corporation as
                            filed as a part of the Annual Report on Form 10-K of
                            TransTexas Gas Corporation for the fiscal year ended
                            January 31, 1997.


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


          2.1            -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, TEC and TransAmerican (previously filed as
                            Exhibit 2 to TARC's and TEC's Current Report on Form 8-K
                            dated March 14, 1995 and incorporated herein by
                            reference)
          3.1            -- Articles of Incorporation of TARC (previously filed as
                            Exhibit 3.1(i) to TARC's and TEC's Registration Statement
                            on Form S-1 (Registration No. 33-82200) and incorporated
                            herein by reference)
          3.2            -- By-laws of TARC (previously filed as Exhibit 3.1(ii) to
                            TARC's and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
          4.1            -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            TEC, with respect to the Guaranteed First Mortgage
                            Discount Notes and the Guaranteed First Mortgage Notes
                            (together, the "Notes"), including the forms of Notes as
                            exhibits (previously filed as Exhibit 3 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.2            -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TEC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (previously filed as Exhibit 4 to
                            TARC's and TEC's Current Report on Form 8-K dated March
                            14, 1995 and incorporated herein by reference)
          4.3            -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 5 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.4            -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (previously filed as Exhibit 6 to TARC's and
                            TEC's Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.5            -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (previously filed as Exhibit 7
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 14, 1995 and incorporated herein by reference)
          4.6            -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (previously filed as Exhibit 8 to TARC's and TEC's
                            Current Report on Form 8-K dated March 14, 1995 and
                            incorporated herein by reference)
          4.7            -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (previously filed
                            as Exhibit 10 to TARC's and TEC's Current Report on Form
                            8-K dated March 14, 1995 and incorporated herein by
                            reference)
          4.8            -- First Supplemental Indenture dated as of February 24,
                            1997 among the Company, TEC and First Union National
                            Bank, f/k/a First Fidelity Bank, N.A. (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.9            -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (previously filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the
                            fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.10           -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).

          4.11           -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (previously
                            filed as an exhibit to TARC's Annual Report on Form 10-K
                            for the fiscal year ended January 31, 1997 and
                            incorporated herein by reference).
          4.12           -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (previously filed
                            as an exhibit to TARC's Annual Report on Form 10-K for
                            the fiscal year ended January 31, 1997 and incorporated
                            herein by reference).
          4.13           -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (previously filed as an exhibit to TARC's Annual
                            Report on Form 10-K for the fiscal year ended January 31,
                            1997 and incorporated herein by reference).
         10.1            -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (previously filed as Exhibit 10.1 to TARC's and TEC's
                            Registration Statement on Form S-1 (Registration No.
                            33-82200) and incorporated herein by reference)
         10.2            -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (previously
                            filed as Exhibit 10.2 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.3            -- Indemnification Agreement by and between TARC and each of its directors (previously filed as Exhibit 10.3 to TARC's
                            and TEC's Registration Statement on Form S-1
                            (Registration No. 33-82200) and incorporated herein by
                            reference)
         10.4            -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (previously filed
                            as Exhibit 10.4 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.5            -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (previously
                            filed as Exhibit 10.5 to TARC's and TEC's Registration
                            Statement on Form S-1 (Registration No. 33-82200) and
                            incorporated herein by reference)
         10.6            -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (previously filed as an
                            exhibit to TARC's Form 10-K for the transition period
                            ended January 31, 1996, and incorporated herein by
                            reference)
         10.7            -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (previously filed as an exhibit to
                            TARC's Form 10-K for the transition period ended January
                            31, 1996, and incorporated herein by reference)
         10.8            -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (previously filed as an exhibit to
                            TARC's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference)
         11.1            -- Statement of Computation of Net Income (Loss) Per Share
                            (previously filed as an exhibit to TARC's Annual Report
                            on Form 10-K for the fiscal year ended January 31, 1997
                            and incorporated herein by reference).
         21.1            -- Schedule of Subsidiaries (previously filed as Exhibit
                            21.1 to TARC's and TEC's Registration Statement on Form
                            S-1 (Registration No. 33-82200) and incorporated herein
                            by reference)
         27.1            -- Financial Data Schedule.
        *99.1            -- Financial Statements of TransTexas Gas Corporation as
                            filed as part of the Annual Report on Form 10-K of
                            TransTexas Gas Corporation for the fiscal year ended
                            January 31, 1997.

---------------

* Filed herewith.