Form 10-Q
period 1997-04-30
TRANSAMERICAN REFINING CORP
filed 1997-06-19
CIK 927762

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


                 For The Quarterly Period Ended April 30, 1997

                          Registration Number 33-85930


                                   ---------


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


                                   ---------


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

         The number of shares of common stock of the registrant outstanding on June 19, 1997 is 30,000,000.


================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS




                                                                                                         Page
                                                                                                         ----
                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements
    Condensed Balance Sheet as of April 30, 1997 and January 31, 1997   . . . . . . . . . . . . . . .     2
    Condensed Statement of Operations for the three months ended April 30, 1997 and 1996  . . . . . .     3
    Condensed Statement of Cash Flows for the three months ended April 30, 1997 and 1996  . . . . . .     4
    Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . .    14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . .    17

                                                         PART II.
                                                    OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                APRIL 30,       JANUARY 31,
                                                                                  1997             1997
                                                                                ----------      -----------
                                 ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $    1,307      $       613
   Debt proceeds held in collateral account . . . . . . . . . . . . . . .           14,037               --
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . .               22               22
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .              448              654
                                                                                ----------      -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . .           15,814            1,289
                                                                                ----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          585,949          555,816
Less accumulated depreciation and amortization  . . . . . . . . . . . . .           18,528           16,930
                                                                                ----------      -----------
       Net property and equipment   . . . . . . . . . . . . . . . . . . .          567,421          538,886
                                                                                ----------      -----------

Receivable from affiliates  . . . . . . . . . . . . . . . . . . . . . . .              503              393
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,666           23,673
                                                                                ----------      -----------
                                                                                $  608,404      $   564,241
                                                                                ==========      ===========


       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   17,064      $    20,033
   Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .            8,444            7,094
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           14,377           15,450
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,000               --
                                                                                ----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . . . .           75,885           42,577
                                                                                ----------      -----------

Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .            6,674            6,674
Notes payable to affiliate  . . . . . . . . . . . . . . . . . . . . . . .           60,630           46,589
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          379,638          365,730
Investment in TransTexas  . . . . . . . . . . . . . . . . . . . . . . . .           22,756           20,706
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              505              602
Commitments and contingencies (Note 7)  . . . . . . . . . . . . . . . . .               --               --
Stockholder's equity:
   Common stock, $0.01 par value, 100,000,000 shares authorized,
         30,000,000 shares issued and outstanding   . . . . . . . . . . .              300              300
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          248,513          248,513
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (186,497)        (167,450)
                                                                                ----------      -----------
       Total stockholder's equity   . . . . . . . . . . . . . . . . . . .           62,316           81,363
                                                                                ----------      -----------
                                                                                $  608,404      $   564,241
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

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                             APRIL 30,
                                                               ----------------------------------
                                                                   1997                    1996
                                                               ----------              ----------
Revenues:
   Product sales  . . . . . . . . . . . . . . .                $       --              $  10,857
                                                               ----------              ---------
       Total revenues   . . . . . . . . . . . .                        --                 10,857
                                                               ----------              ---------

Costs and expenses:
   Costs of products sold . . . . . . . . . . .                       --                  11,520
   Processing arrangements, net . . . . . . . .                      (175)                 1,860
   Operations and maintenance     . . . . . . .                     3,613                  3,056
   Depreciation and amortization  . . . . . . .                     1,711                  1,804
   General and administrative . . . . . . . . .                     2,725                  2,103
   Taxes other than income taxes  . . . . . . .                       903                    399
   Loss on purchase commitments . . . . . . . .                     5,090                     --
                                                               ----------              ---------
       Total costs and expenses   . . . . . . .                    13,867                 20,742
                                                               ----------              ---------
       Operating loss   . . . . . . . . . . . .                   (13,867)                (9,885)
                                                               ----------              ---------

Other income (expense): . . . . . . . . . . . .
   Interest income  . . . . . . . . . . . . . .                       127                    143
   Interest expense, net  . . . . . . . . . . .                    (3,296)                (1,088)
   Equity in earnings (loss) of TransTexas  . .                    (2,050)                 1,001
   Gain on sale of TransTexas stock . . . . . .                        --                 56,162
   Other    . . . . . . . . . . . . . . . . . .                        39                    263
                                                               ----------              ---------
       Total other income (expense)   . . . . .                    (5,180)                56,481
                                                               ----------              ---------
       Net income (loss)  . . . . . . . . . . .                $  (19,047)             $  46,596
                                                               ==========              =========

Net income (loss) per share . . . . . . . . . .                $    (0.63)             $    1.24
                                                               ==========              =========




          See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      ----------   ---------
Operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (19,047)  $  46,596
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .          1,711       1,804
     Amortization of debt issue costs   . . . . . . . . . . . . . . . . . . . . .            287          --
     Equity in (earnings) loss of TransTexas  . . . . . . . . . . . . . . . . . .          2,050      (1,001)
     Gain on the sale of TransTexas stock   . . . . . . . . . . . . . . . . . . .             --     (56,162)
     Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         (97)
       Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . .            206       2,974
       Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          (7)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            278       2,712
       Payable to affiliates, net   . . . . . . . . . . . . . . . . . . . . . . .          3,277      (1,062)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (951)     (4,364)
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            283        (606)
                                                                                      ----------   ---------
          Net cash used by operating activities   . . . . . . . . . . . . . . . .        (11,906)     (9,213)
                                                                                      ----------   ---------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,844)    (45,252)
                                                                                      ----------   ---------

Financing activities:
  Issuance of notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .         36,000          --
  Net proceeds from sale of TransTexas stock  . . . . . . . . . . . . . . . . . .             --      42,607
  Debt and stock sale proceeds held in collateral account   . . . . . . . . . . .        (34,920)    (26,549)
  Withdrawals from collateral account   . . . . . . . . . . . . . . . . . . . . .         20,883      33,933
  Advances from TransAmerican   . . . . . . . . . . . . . . . . . . . . . . . . .         12,003       4,000
  Payment of advances to TransAmerican  . . . . . . . . . . . . . . . . . . . . .             --      (1,925)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,303)         --
  Principal payments on capital lease obligations   . . . . . . . . . . . . . . .           (219)       (245)
                                                                                      ----------   ---------
          Net cash provided by financing activities . . . . . . . . . . . . . . .         31,444      51,821
                                                                                      ----------   ---------

          Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .            694      (2,644)
Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .            613       2,779
                                                                                      ----------   ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .     $    1,307   $     135
                                                                                      ==========   =========

Noncash financing and investing activities:
  Accounts payable for property and equipment   . . . . . . . . . . . . . . . . .     $   11,609   $  12,075
  Product financing arrangements  . . . . . . . . . . . . . . . . . . . . . . . .             --     (11,022)
  Interest accretion on notes and discount notes capitalized in property and
     equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,908      11,687



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC") as of April 30, 1997 and the results of its operations and cash flows for the interim periods ended April 30, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1997. The condensed balance sheet as of January 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation. These reclassifications did not affect previously reported net income or stockholder's equity.

     Unless otherwise noted, the terms "Company" and "TARC" refer to TARC and all capitalized terms used herein but not otherwise defined are as defined in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1997. TARC is a subsidiary of TransAmerican Energy Corporation ("TEC") and is indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TARC was formed in Texas in September 1987 to hold and operate the refinery assets of TransAmerican. In 1994, TransAmerican formed TEC, a limited-purpose holding company, to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of TARC's capital stock.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by TARC effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. TARC does not believe the effect of adoption of these statements will have a material impact on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by TARC effective February 1, 1997. The adoption of SOP 96-1 did not have a material impact on TARC's financial position, results of operations or cash flows.

2.   RECENT EVENTS

     TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below.

     INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets including the Disbursement Account (described below) but excluding inventory, receivables and equipment. The Intercompany Loan agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Each Intercompany Loan will mature on June 1, 2002. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness including senior secured notes of TARC that were issued in March 1997 and debt owed to an affiliate, and to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described below and for general corporate purposes.

     Upon the occurrence of a Change of Control (as defined in the indenture governing the TEC Notes (the "TEC Notes Indenture")), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TARC and TransTexas to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control" in Note 6.

     TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

     TARC EQUITY CONTRIBUTION. TEC intends to make a capital contribution to TARC in the aggregate amount of $226 million from the proceeds of the TransTexas dividend/share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement Account and contributed to TARC pursuant to the terms of the Disbursement Agreement. See
Note 4.

     TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC has obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. Approximately $423 million aggregate principal amount of TARC Mortgage Notes and TARC Discount Notes were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest and premiums). As a result of the TARC Notes Tender Offer, TARC expects to record a pretax extraordinary charge of approximately $85 million during the quarter ending July 31, 1997.

     TRANSTEXAS DIVIDEND/SHARE REPURCHASE PROGRAM. TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock, it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

3.   CAPITAL IMPROVEMENT PROGRAM

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program designed to reactive the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the construction and expansion program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


     In connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC has adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) conversion of the visbreaker unit to a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernization and upgrade of a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks, and
(iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

     The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas dividend/share repurchase program and the equity contribution from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

     TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

4.   DISBURSEMENT AND COLLATERAL ACCOUNTS

     Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC and TEC (together, the "Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. Proceeds to TEC and TARC of approximately $300 million from the TransTexas dividend/share repurchase program will also be deposited in the Disbursement Account. All funds in the Disbursement Account are pledged as security for the repayment of the TEC Notes.

     The Disbursement Agent will make disbursements for the Capital Improvement Program out of the Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts which may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined) of the Delayed Coking Unit and associated facilities,
(iii) up to $19 million to pay interest on, and to redeem, repurchase, defease or otherwise retire the remaining TARC Notes and (iv) up to $7 million for outstanding accounts payable. In addition, interest income from the Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC.

     In March 1997, TARC issued $36 million of 15% senior secured notes due March 1998 to unaffiliated third parties. These notes were collateralized by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes were deposited in a cash collateral account to be used for refinery construction and general corporate purposes. These notes were repaid in June 1997.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


5.   INVESTMENT IN TRANSTEXAS

     TARC uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis.
The equity in earnings or loss of TransTexas reflects TARC's 20.3% interest in TransTexas until March 1996, when TARC's interest in TransTexas was reduced to 14.1% as a result of its sale of 4.55 million shares of TransTexas stock. TARC continues to record its pro rata share of income or losses using the equity method due to the common control of TransTexas and TARC by TransAmerican and TEC. Summarized financial information of TransTexas is as follows (in thousands of dollars):


                                                     April 30,         January 31,
                                                        1997              1997
                                                    ----------         ----------
        ASSETS
     Total current assets   . . . . . . . . . . .   $  187,343         $  188,934
     Property and equipment, net  . . . . . . . .      909,481            846,393
     Other assets   . . . . . . . . . . . . . . .       17,436             17,825
                                                    ----------         ----------
                                                    $1,114,260         $1,053,152
                                                    ==========         ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
     Total current liabilities  . . . . . . . . .   $  179,778         $  117,348
     Total noncurrent liabilities   . . . . . . .    1,040,537          1,086,599
     Total stockholders' deficit  . . . . . . . .     (106,055)          (150,795)
                                                    ----------         ----------
                                                    $1,114,260         $1,053,152
                                                    ==========         ==========



                                                            Three Months Ended
                                                                April 30,
                                                       --------------- -----------
                                                          1997              1996
                                                       ----------        ---------
    Revenues  . . . . . . . . . . . . . . . . . .      $   82,351        $  95,958
    Operating costs and expenses  . . . . . . . .          81,053           70,160
                                                       ----------        ---------
       Operating income   . . . . . . . . . . . .           1,298           25,798
    Other expense   . . . . . . . . . . . . . . .          23,664           21,152
                                                       ----------        ---------
       Net income (loss) before income taxes  . .         (22,366)           4,646
    Income tax expense (benefit)  . . . . . . . .          (7,828)           1,626
                                                       ----------        ---------
       Net income (loss)    . . . . . . . . . . .      $  (14,538)       $   3,020
                                                       ==========        =========
    Net income (loss) per share   . . . . . . . .      $    (0.20)       $    0.04
                                                       ==========        =========

6.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Louisiana Contractors of Norco, Inc. (the "Commissioners Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. Section 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, with engaging in unlawful discriminatory

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, TARC can make no assurance that such liability would not have a material adverse effect on the financial condition of TARC or TARC's ability to pay interest or principal on its debt.

     RINEHEART. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against 84 individuals and corporations, including TARC, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. TARC intends to vigorously defend this claim.

     GENERAL. TARC is also a named defendant in other ordinary course, routine litigation incidental to its business. While the outcome of these other lawsuits cannot be predicted with certainty, TARC does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flow.

  ENVIRONMENTAL MATTERS

     COMPLIANCE MATTERS. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, will require TARC to make capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program.

     TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future results of operations, cash flow or financial position.

     REQUIREMENTS UNDER THE FEDERAL CLEAN AIR ACT. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, TARC cannot estimate the costs of such compliance. TARC

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on its financial position, results of operations or cash flow. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.

     In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations.
These regulations set "Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. However, until the refinery is in full operation, there can be no assurance that the regulations will not have such an effect.

     The EPA recently promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The number and extent of the areas subject to reformulated gasoline standards may increase in the future if the EPA's National Ambient Air Quality Standards ("NAAQS") proposals for particulate matter and ozone are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



     CLEANUP MATTERS. TARC also is subject to federal, state, and local laws, regulations, and ordinances that impose liability for the costs of clean up relating to, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at TARC's refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigation. TARC, under a voluntary initiative approved by the LDEQ, has submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ has not yet responded to TARC's submission or issued any further requests relating to this matter. As a result, TARC is unable at this time to estimate what the costs, if any, will be if the LDEQ does require further investigation or remediation of the areas identified.

     TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites (i.e. sites on the National Priorities List ("NPL")) to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


  PURCHASE COMMITMENTS

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1997, TARC had commitments for refinery construction and maintenance of approximately $50 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

  FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     TARC enters into financing arrangements to maintain an available supply of
feedstocks.   Typically, TARC enters into an agreement with a third party to acquire a cargo of feedstock that is scheduled for delivery to TARC's refinery. TARC pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and TARC commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. TARC also places margin deposits with the third party to permit the third party to hedge its price risk. TARC purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market.

     In April 1997, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. TARC accrued a loss of approximately $5.1 million on this commitment as of April 30, 1997.

     In April 1996, TARC entered into a processing agreement with another third
party to process feedstocks.   For the three months ended April 30, 1997, TARC
processed approximately 6.4 million barrels of feedstocks and as of April 30, 1997 was storing approximately 1.0 million barrels of intermediate and refined products under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of April 30, 1997, TARC recorded a net margin of approximately $0.2 million related to these processing arrangements, primarily as a result of income on the fixed fee processing agreement.

  POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TARC or TransTexas including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


7.   TRANSACTIONS WITH AFFILIATES

     TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the three months ended April 30, 1997 and 1996 was approximately $0.2 million and $0.3 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $3.1 million and $2.7 million at April 30, 1997 and January 31, 1997, respectively.

     Southeast Contractors provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three months ended April 30, 1997 and 1996 were $2.2 million and $0.9 million, respectively, of which $2.0 million and $1.8 million were payable at April 30, 1997 and January 31, 1997, respectively.

     TransTexas has provided, pursuant to a services agreement, general commercial legal services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. TARC expects its general and administrative expenses to increase significantly when the refinery commences more complex operations. This services agreement was terminated in June 1997.

     On June 13, 1997, the Company entered into a new services agreement with TransAmerican, TransTexas and TEC. Under the new agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. As of April 30, 1997, the entire $25
million was outstanding under the note.   On November 1, 1996, TARC executed an
additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15%. At April 30, 1997, TARC had approximately $56.4 million in principal amount outstanding under both of these notes. TransAmerican waived any default occurring as a result of TARC's failure to make the scheduled interest payment provided for in the notes. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations is based on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

     TARC's results of operations are dependent on the operating status of certain units within its refinery, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program (defined below) is designed to significantly change TARC's throughput capacity, the feedstocks processed, and refined product yields.

     TARC currently believes, based on estimates of refining margins and current estimates for costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

THREE MONTHS ENDED APRIL 30, 1997, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996

     There were no revenues for the three months ended April 30, 1997 as compared to $10.9 million in revenues from the processing of feedstocks for sale to third parties for the same period in 1996.

     There were no costs of products sold for the three months ended April 30, 1997 as compared to $11.5 million for the same period in 1996 for the purchase of feedstocks for processing.

     Gross margins from processing arrangements were $0.2 million and ($1.9) million for the three months ended April 30, 1997 and 1996, respectively. As discussed below in "Liquidity and Capital Resources," positive margins were primarily due to income from a fixed fee processing agreement and negative margins were primarily due to price management activities.

     Operations and maintenance expense for the three months ended April 30, 1997 increased to $3.6 million from $3.1 million for the same period in 1996, primarily due to an increase in the utilization of outside labor.

     Depreciation and amortization expense for the three months ended April 30, 1997 decreased to $1.7 million from $1.8 million for the same period in 1996, primarily due to the full amortization of intangible assets during 1996.

     General and administrative expenses increased to $2.7 million for the three months ended April 30, 1997 from $2.1 million for the same period in 1996, primarily due to increased insurance expense.

     Taxes other than income taxes for the three months ended April 30, 1997 increased to $0.9 million from $0.4 million for the same period in 1996, primarily due to increased property tax expense.

     Loss on purchase commitment for the three months ended April 30, 1997 consists of a $5.1 million loss related to a commitment to purchase 0.6 million barrels of feedstock.

     Interest income for the three months ended April 30, 1997 remained consistent with the same period in 1996. Interest expense, net for the three months ended April 30, 1997 increased $2.2 million, due primarily to interest on the promissory notes to TransAmerican and the senior secured notes. During the three months ended April 30, 1997, TARC capitalized approximately $18.8 million of interest related to property and equipment additions at TARC's refinery compared to $16.6 million for the three months ended April 30, 1996.

     The equity in earnings (loss) of TransTexas for the three months ended April 30, 1997 and 1996 of ($2.1) million and $1.0 million, respectively, reflects TARC's equity interest in TransTexas.

LIQUIDITY AND CAPITAL RESOURCES

     TARC is not currently operating the completed units of the refinery because market conditions make limited operations uneconomic. Although TARC has no current plans to commence regular refinery operations before completion of the Delayed Coking Unit, if market conditions become favorable, TARC could resume limited processing operations. TARC, however, anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

     In March 1997, TARC issued $36 million principal amount of 15% senior secured notes due 1998 to unaffiliated third parties. These notes were secured by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes have been or will be used for construction at the refinery and general corporate purposes. These notes were repaid in June 1997.

     On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion.

     With the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TARC in the original amount of $676 million. The TARC Intercompany Loan will accrete principal at the rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and cash interest will thereafter accrue at a rate of 16% per annum, payable semi-annually. The intercompany loan will mature on June 1, 2002. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. If TARC's cash flow from operations is insufficient to pay interest as it becomes payable on the TARC Intercompany Loan, TARC may be required to sell any shares of TransTexas common stock owned by it or attempt to sell debt or equity securities of TARC. There can be no assurance that proceeds from such sales would be adequate to pay interest due. TARC used approximately $103 million of the proceeds from the intercompany loan to repay certain indebtedness including senior secured notes issued in March 1997 and debt owed to an affiliate, and to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described in Note 3 to Condensed Financial Statements and for general corporate purposes. See Note 2 of Notes to Condensed Financial Statements.

     TEC intends to make a capital contribution to TARC in the aggregate amount of $226 million from the proceeds of the TransTexas dividend/share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement Account (described in Note 4 to Condensed Financial Statements) and contributed to TARC pursuant to the terms of the Disbursement Agreement (described therein).

     On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. Approximately $423 million aggregate principal amount of TARC Mortgage Notes and TARC Discount Notes were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest and premiums). As a result of the TARC Notes Tender Offer, TARC expects to record a pretax extraordinary charge of approximately $85 million during the quarter ending July 31, 1997.

     TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock, it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

     Following completion of the transactions described in Note 2 to Notes to Condensed Financial Statements, TARC and TEC will have deposited approximately $529 million into accounts in the name of TARC and TEC (together, the "Disbursement Account") from which disbursements will be made pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N.A., as Disbursement Agent, and Baker and O'Brien, Inc., as Construction Supervisor. See Note 4 to Notes to Condensed Financial Statements. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and approximately $19 million will be available for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million, and $16 million, respectively, during the remainder of fiscal 1998, and the fiscal years ending January 31, 1999 and 2000. If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program.

     The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. TARC and a lender are currently discussing the terms of a revolving credit facility, but there can be no assurance TARC will be able to obtain such a facility.

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

     In April 1997, TARC entered into a commitment to purchase 0.6 million barrels of feedstock at $24.68 per barrel plus interest at 8.25%, demurrage, bank fees and other related costs. TARC accrued a loss of approximately $5.1 million on this commitment as of April 30, 1997.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to litigation matters as more fully described in Note 7 of Notes to Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding TARC's financial position, business strategy, plans and objectives of management for future operations and expansion and modification of the refinery, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TARC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Note 7 to the condensed financial statements for a discussion of TARC's legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

     In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the TARC Notes Indenture, which eliminate or modify certain restrictive covenants and other provisions contained in the TARC Notes Indenture.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      11.1  -  Net income (loss) per share

      27.1  -  Financial Data Schedule

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended April 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TRANSAMERICAN REFINING CORPORATION
                                         (Registrant)





June 19, 1997                 By: /S/ JOHN R. STANLEY
                                  --------------------------------------------
                                  John R. Stanley, Chief Executive Officer



June 19, 1997                 By: /S/ ED DONAHUE
                                  --------------------------------------------
                                  Ed Donahue, Vice President and Secretary
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   EXHIBIT
------                   -------

  11.1     -    Net Income (Loss) per Share

  27.1     -    Financial Data Schedule