Form 10-Q
period 1997-07-31
TRANSAMERICAN REFINING CORP
filed 1997-09-15
CIK 927762

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


                  For The Quarterly Period Ended July 31, 1997

                          Registration Number 33-85930


                               ---------------


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


                               --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares of common stock of the registrant outstanding on September 15, 1997 is 30,000,000.




================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS




                                                                                                           Page

                                    PART I.
                             FINANCIAL INFORMATION
Item 1.    Financial Statements
     Condensed Balance Sheet as of July 31, 1997 and January 31, 1997......................................    2
     Condensed Statement of Operations for the three and six months ended July 31, 1997 and 1996...........    3
     Condensed Statement of Cash Flows for the six months ended July 31, 1997 and 1996.....................    4
     Notes to Condensed Financial Statements...............................................................    5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   18

                                    PART II.
                               OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   19
Item 2.    Changes in Securities and Use of Proceeds.......................................................   19
Item 6.    Exhibits and Reports on Form 8-K................................................................   19
Signatures.................................................................................................   20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       JULY 31,       JANUARY 31,
                                                                         1997             1997
                                                                     -----------     ------------
                                 ASSETS

Current assets:
    Cash and cash equivalents ...................................     $   6,883      $     613
    Debt proceeds held in disbursement account ..................        14,148             --
    Accounts receivable .........................................           351             --
    Receivable from affiliates ..................................            --             22
    Other current assets ........................................         1,231            654
                                                                      ---------      ---------
        Total current assets ....................................        22,613          1,289
                                                                      ---------      ---------

Property and equipment ..........................................       644,234        555,816
Less accumulated depreciation and amortization ..................        20,133         16,930
                                                                      ---------      ---------
        Net property and equipment ..............................       624,101        538,886
                                                                      ---------      ---------

Debt proceeds held in disbursement accounts......................        89,869             --
Investment in TransTexas ........................................        14,291             --
Receivable from affiliates ......................................            --            393
Other assets, net ...............................................        30,922         23,673
                                                                      ---------      ---------
                                                                      $ 781,796      $ 564,241
                                                                      =========      =========


        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable ............................................     $  12,940      $  20,033
    Payable to affiliates .......................................         9,160          7,094
    Accrued liabilities .........................................         7,964         15,450
    Long-term debt ..............................................            --        365,730
                                                                      ---------      ---------
        Total current liabilities ...............................        30,064        408,307
                                                                      ---------      ---------

Payable to affiliates ...........................................        13,402          6,674
Notes payable to affiliate ......................................       690,053         46,589
Long-term debt ..................................................        15,682             --
Investment in TransTexas ........................................            --         20,706
Other ...........................................................           373            602
Commitments and contingencies (Note 6) ..........................            --             --
Stockholder's equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized,
      30,000,000 shares issued and outstanding ..................           300            300
    Additional paid-in capital ..................................       273,406        248,513
    Accumulated deficit .........................................      (241,484)      (167,450)
                                                                      ---------      ---------
        Total stockholder's equity ..............................        32,222         81,363
                                                                      ---------      ---------
                                                                      $ 781,796      $ 564,241
                                                                      =========      =========



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JULY 31,                    JULY 31,
                                                     ----------------------      -----------------------
                                                       1997          1996          1997          1996
                                                     --------      --------      --------      ---------

Revenues:
    Product sales ..............................     $   --        $   --        $   --        $ 10,857
                                                     --------      --------      --------      --------
        Total revenues .........................         --            --            --          10,857
                                                     --------      --------      --------      --------

Costs and expenses:
    Costs of products sold .....................         --             921          --          12,441
    Processing arrangements, net ...............       (3,062)        1,459        (3,237)        3,319
    Operations and maintenance .................        4,249         3,544         7,862         6,600
    Depreciation and amortization ..............        1,714         1,816         3,425         3,620
    General and administrative .................        2,280         3,558         5,005         5,661
    Taxes other than income taxes ..............          903         2,479         1,806         2,878
    (Gain)/loss on purchase commitments ........         (331)         --           4,759          --
                                                     --------      --------      --------      --------
        Total costs and expenses ...............        5,753        13,777        19,620        34,519
                                                     --------      --------      --------      --------
        Operating loss .........................       (5,753)      (13,777)      (19,620)      (23,662)
                                                     --------      --------      --------      --------

Other income (expense):
    Interest income ............................          916            54         1,043           197
    Interest expense, net ......................       (3,471)         (984)       (6,767)       (2,072)
    Equity in income of TransTexas
       before extraordinary item ...............       47,215        10,090        45,165        11,091
    Gain on sale of TransTexas stock ...........         --            --            --          56,162
    Other ......................................          696            65           735           328
                                                     --------      --------      --------      --------
        Total other income (expense) ...........       45,356         9,225        40,176        65,706
                                                     --------      --------      --------      --------
        Income (loss) before extraordinary items       39,603        (4,552)       20,556        42,044
Extraordinary items:
    Equity in extraordinary item of TransTexas .      (10,168)         --         (10,168)         --
    Loss on the early extinguishment of debt ...      (84,422)         --         (84,422)         --
                                                     --------      --------      --------      --------
        Net income (loss) ......................     $(54,987)     $ (4,552)     $(74,034)     $ 42,044
                                                     ========      ========      ========      ========
Net income (loss) per share:
    Income (loss) before extraordinary item ....     $   1.32      $  (0.15)     $   0.68      $   1.12
    Extraordinary item .........................        (3.15)           --         (3.15)           --
                                                     --------      --------      --------      --------
Net income (loss) per share ....................     $  (1.83)     $  (0.15)     $  (2.47)     $   1.12
                                                     ========      ========      ========      ========
Weighted average number of common and
    common equivalent shares (thousands) .......       30,000        30,000        30,000        37,458
                                                     ========      ========      ========      ========



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                  JULY 31,
                                                                                         --------------------------
                                                                                             1997           1996
                                                                                         -----------     ----------
Operating activities:
   Net income (loss) ..................................................................     $ (74,034)     $ 42,044
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Extraordinary item ..............................................................        84,422          --
      Depreciation and amortization ...................................................         3,425         3,620
      Amortization of discount on long-term debt ......................................         4,627            40
      Amortization of debt issue costs ................................................           713             3
      Equity in income and extraordinary item of TransTexas ...........................       (34,997)      (11,091)
      Gain on the sale of TransTexas stock ............................................          --         (56,162)
      Inventory writedown .............................................................          --             921
      Changes in assets and liabilities:
        Accounts receivable ...........................................................          (351)         (547)
        Prepayments and other .........................................................          (577)        3,860
        Accounts payable ..............................................................        (4,867)         (186)
        Payable to affiliates, net ....................................................        13,594           384
        Accrued liabilities ...........................................................        (7,276)          512
        Other assets ..................................................................           205            60
                                                                                            ---------      --------
           Net cash used by operating activities ......................................       (15,116)      (16,542)
                                                                                            ---------      --------

Investing activities:
   Capital expenditures ...............................................................       (59,317)      (61,587)
                                                                                            ---------      --------

Financing activities:
   Issuance of note payable to affiliate...............................................       675,649          --
   Retirement of long-term debt .......................................................      (437,214)         --
   Issuance of note payable ...........................................................        36,000          --
   Retirement of note payable .........................................................       (36,000)         --
   Net proceeds from sale of TransTexas stock .........................................          --          42,607
   Increase in debt proceeds held in disbursement accounts ............................      (170,020)      (26,549)
   Withdrawals from disbursement accounts .............................................        66,003        50,550
   Advances from affiliate ............................................................        15,026        11,656
   Repayment of advances and notes payable to affiliate.................................      (66,000)       (1,925)
   Debt issue costs ...................................................................        (2,303)         --
   Principal payments on capital lease obligations ....................................          (438)         (517)
                                                                                            ---------      --------
           Net cash provided by financing activities ..................................        80,703        75,822
                                                                                            ---------      --------

           Increase (decrease) in cash and cash equivalents ...........................         6,270        (2,307)
Beginning cash and cash equivalents ...................................................           613         2,779
                                                                                            ---------      --------
Ending cash and cash equivalents ......................................................     $   6,883      $    472
                                                                                            =========      ========

Noncash financing and investing activities:
   Accounts payable for property and equipment ........................................     $   9,116      $ (3,547)
   Product financing arrangements .....................................................          --         (24,283)
   Accretion on long-term debt capitalized in property and equipment ..................        30,426        23,487
   Debt issue costs allocated from affiliate ..........................................        24,893          --


           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC") as of July 31, 1997 and the results of its operations and cash flows for the interim periods ended July 31, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1997 and quarterly report on Form 10-Q for the quarter ended April 30, 1997. The condensed balance sheet as of January 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation. These reclassifications did not affect previously reported net income or stockholder's equity.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TARC effective February 1, 1998. TARC does not believe the effect of adoption of this statement will have a material effect on its financial statements.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


      INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 107/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loan agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Each Intercompany Loan will mature on June 1, 2002. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes of TARC that were issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described below and for general corporate purposes. TEC allocated $24.9 million of debt issuance costs to TARC and $12.2 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the Intercompany Loans using the interest method.

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

      TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,335,452 TARC Warrants for an aggregate purchase price of approximately $33 million. TARC intends to enter into a merger with one of its affiliates pursuant to which each remaining warrant, 159,861 at July 31, 1997, would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

      TARC EQUITY CONTRIBUTION. TEC intends to make a capital contribution to TARC in the aggregate amount of $226 million from the proceeds of the TransTexas share repurchase program (discussed below). The amount of this capital contribution will be retained initially in the Disbursement Account and contributed to TARC pursuant to the terms of the Disbursement Agreement. See
Note 4.

      TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer ("TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $17.2 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the quarter ending July 31, 1997. As of July 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of $15.7 million remained outstanding.

      TRANSTEXAS SHARE REPURCHASE PROGRAM. TransTexas has implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, TransTexas had repurchased 3.1 million shares of common stock from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, approximately 0.8 million additional shares had been purchased from public stockholders for an aggregate purchase price of approximately $11.8 million, and approximately 12.6 million shares had been purchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

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

      In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the construction and expansion program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

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

      The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCCSM technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas share repurchase program and the equity contribution from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. As of July 31, 1997, TARC had spent approximately $24.1 million on the Capital Improvement Program with commitments for another approximately $56.1 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


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

4.    DISBURSEMENT ACCOUNTS

      Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC ($135 million) and TEC ($73 million) (together, the "Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. In addition, anticipated proceeds to TEC and TARC of approximately $300 million from the TransTexas share repurchase program have been or will be deposited in the Disbursement Account as purchases are made. All funds in the Disbursement Account are pledged as security for the repayment of the TEC Notes.

      The Disbursement Agent will make disbursements for the Capital Improvement Program out of the Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December
1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined) of the Delayed Coking Unit and associated facilities,
(iii) up to $19 million to pay interest on, and to redeem, repurchase, defease, or otherwise retire the remaining TARC Notes and (iv) up to $7.0 million for outstanding accounts payable. In addition, interest income from the Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of July 31, 1997, $24.9 million had been disbursed to TARC out of the Disbursement Account for use in the Capital Improvement Program and $7.0 million for general corporate purposes.

      In March 1997, TARC issued $36 million of 15% senior notes due March 1998 to unaffiliated third parties. These notes were collateralized by a pledge of 5 million shares of TransTexas common stock. Proceeds from the issuance of these notes were deposited in a cash collateral account to be used for refinery construction and general corporate purposes. These notes were repaid in June 1997.

5.    INVESTMENT IN TRANSTEXAS

      TARC uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The equity in earnings or loss of TransTexas reflects TARC's 20.3% interest in TransTexas until March 1996, when TARC's interest in TransTexas was reduced to 14.1% as a result of its sale of 4.55 million shares of TransTexas stock. As of September 15, 1997, TransTexas repurchased 8.5 million shares from TARC, thereby reducing TARC's ownership of TransTexas to 3.4%. TARC continues to record its pro rata share of income or losses using the equity method due to the common control of TransTexas and TARC by TransAmerican and TEC. Summarized financial information of TransTexas is as follows (in thousands of dollars):

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



                                                                            July 31,       January 31,
                                                                              1997            1997
                                                                           ----------     -----------

   ASSETS
Total current assets .................................................     $  104,180     $   188,934
Property and equipment, net ..........................................        539,693         846,393
Other assets .........................................................        367,939          17,825
                                                                           ----------     -----------
                                                                           $1,011,812     $ 1,053,152
                                                                           ==========     ===========


   LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities ............................................     $  101,777     $   117,348
Total noncurrent liabilities .........................................        656,600       1,086,599
Total stockholders' equity (deficit) .................................        253,435        (150,795)
                                                                           ----------     -----------
                                                                           $1,011,812     $ 1,053,152
                                                                           ==========     ===========



                                                         Three Months Ended              Six Months Ended
                                                              July 31,                       July 31,
                                                       ------------------------      -----------------------
                                                          1997           1996          1997           1996
                                                       ---------      ---------      ---------      --------
Revenues ...............................               $ 575,420 (1)  $  86,732      $ 657,771 (1)  $182,690
Operating costs and expenses ...........                  43,995        (19,964)       125,048        50,196
                                                       ---------      ---------      ---------      --------
   Operating income ....................                 531,425        106,696        532,723       132,494
Other expense ..........................                  16,252         28,973         39,916        50,125
                                                       ---------      ---------      ---------      --------
   Income before income taxes
     and extraordinary item ............                 515,173         77,723        492,807        82,369
Income taxes ...........................                 180,311          6,162        172,483         7,788
                                                       ---------      ---------      ---------      --------
   Income before extraordinary item.....                 334,862         71,561        320,324        74,581
Extraordinary item .....................                 (72,117)            --        (72,117)           --
                                                       ---------      ---------      ---------      --------
   Net income ..........................               $ 262,745      $  71,561      $ 248,207      $ 74,581
                                                       =========      =========      =========      ========
Net income per share ...................               $    3.61      $    0.97      $    3.38      $   1.01
                                                       =========      =========      =========      ========


(1) Revenues for the three months ended July 31, 1997 include a gain on sale of properties of $532,929.


6.   COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS

      EEOC. On August 31, 1995, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against TARC and Southeast Louisiana Contractors of Norco, Inc. (the "Commissioners Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq. ("Title VII"). In the Commissioner's Charge, the EEOC charged TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, with engaging in unlawful discriminatory hiring and promotion practices based on race and gender. Each violation of Title VII, if proven, potentially could subject TARC and/or Southeast Contractors to liability for (i) monetary damages for backpay and/or front pay in an undetermined amount, and for compensatory damages and/or punitive damages in an amount that should not exceed $300,000, (ii) injunctive relief, (iii) attorney's fees, and/or (iv) interest. During the period covered by the Commissioner's Charge, TARC and Southeast Contractors estimate that they received a combined total of approximately 15,000 to 22,000 employment applications and hired (or rehired) a combined total of approximately 1,500 to 2,200 workers. TARC and Southeast Contractors have responded to the Commissioner's Charge and have

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


denied engaging in any unlawful employment practices. TARC and Southeast Contractors have been cooperating fully with the EEOC in connection with its investigation. TARC and Southeast Contractors intend to vigorously defend against the allegations contained in the Commissioner's Charge in all proceedings before the EEOC and in any subsequent litigation. If TARC and/or Southeast Contractors are found liable for violations of Title VII based on the matters asserted in the Commissioner's Charge, TARC can make no assurance that such liability would not have a material adverse effect on the financial condition, results of operations and cash flows of TARC or TARC's ability to pay interest or principal on its debt.

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

      SHELL OIL. On September 27, 1996, Shell Oil filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged environmental contamination of Bayou Trapagnier and surrounding lands near Norco, Louisiana. In March 1997, TARC obtained a voluntary dismissal from Shell. Shell proceeded to trial on the main case and settled with the plaintiffs during trial by purchasing their land for $5 million. On June 27, 1997, Shell amended its third party action to bring TARC back into the case. Shell has demanded $400,000 from TARC. TARC has refused to pay such amount and is defending the case vigorously.

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

      REQUIREMENTS UNDER THE FEDERAL CLEAN AIR ACT. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified, or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TARC will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. At this time, TARC cannot estimate the costs of such

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


compliance. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on its financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

      In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set "Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

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

      At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery action brought pursuant to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate environmental liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


   PURCHASE COMMITMENTS

      TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $56 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

      In August 1997, TARC executed a letter of intent to purchase a tank storage facility adjacent to the refinery. TARC made a nonrefundable deposit of $5 million toward the purchase price of $40 million (subject to increase by $7 million if an additional docking facility is included in the assets purchased).

   PROCESSING AGREEMENTS

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of July 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. As of July 31, 1997 and January 31, 1997, TARC was storing approximately 0.8 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the six months ended July 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.2 million and $(3.3) million, respectively. Included in the 0.8 million barrels of product stored at the refinery as of July 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the six months ended July 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

      TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of July 31, 1997, TARC recorded a net margin of approximately $0.2 million related to these processing arrangements, primarily as a result of income on the fixed fee processing agreement.

  POTENTIAL EFFECTS OF A CHANGE OF CONTROL

      Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TARC or TransTexas including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

7.    TRANSACTIONS WITH AFFILIATES

      TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the six months ended July 31, 1997 and 1996 was approximately $0.3 million and $1.5 million, respectively. The payable to TransTexas for natural gas purchased totaled approximately $3.0 million and $2.7 million at July 31, 1997 and January 31, 1997, respectively.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


      Southeast Contractors provides construction personnel to TARC in connection with TARC's expansion and construction program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout TARC's expansion and construction program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the six months ended July 31, 1997 and 1996 were $9.7 million and $4.4 million, respectively, of which $2.4 million and $1.8 million were payable at July 31, 1997 and January 31, 1997, respectively.

      On June 13, 1997, the Company entered into a services agreement with TransAmerican, TransTexas and TEC. Under the agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of July 31, 1997, $0.4 million and $0.3 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement.

      In July 1997, TEC advanced $5 million to TARC. TARC anticipates a further advance from TEC of up to $40 million in September 1997. All of the advances will be governed by the terms of a promissory note that is due June 14, 2002 and bears interest at a rate of approximately 12.8% per annum.

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

 THREE MONTHS ENDED JULY 31, 1997, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1996

      There were no costs of products sold for the three months ended July 31, 1997 as compared to $0.9 million for the same period in 1996, due to the sole use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

      Processing arrangements reflect income of $3.1 million and a loss of $1.5 million for the three months ended July 31, 1997 and 1996, respectively.
Income and losses were primarily due to price management activities.

      Operations and maintenance expense for the three months ended July 31, 1997 increased to $4.2 million from $3.5 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

      Depreciation and amortization expense for the three months ended July 31, 1997 decreased to $1.7 million from $1.8 million for the same period in 1996, primarily due to the completion of amortization of certain intangible assets during 1996.

      General and administrative expenses decreased to $2.3 million for the three months ended July 31, 1997 from $3.6 million for the same period in 1996, primarily due to decreased insurance expense and professional fees.

      Taxes other than income taxes for the three months ended July 31, 1997 decreased to $0.9 million from $2.5 million for the same period in 1996, primarily due to decreased property tax expense.

      TARC recognized a gain on purchase commitments of $0.3 million for the three months ended July 31, 1997. There were no such commitments for the three months ended July 31, 1996.

      Interest income for the three months ended July 31, 1997 increased to $0.9 million as compared to the same period in 1996 primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense, net for the three months ended July 31, 1997 increased $2.5 million, due primarily to interest on the promissory notes to TransAmerican and other long-term debt. During the three months ended July 31, 1997, TARC capitalized approximately $22.8 million of interest related to property and equipment additions at TARC's refinery compared to $16.7 million for the three months ended July 31, 1996.

      Equity in income of TransTexas before extraordinary item for the three months ended July 31, 1997 increased to $47.2 million as compared to $10.1 million for the same period in 1996, due primarily to a $533 million gain on the sale by TransTexas of a subsidiary. TARC recognized equity in an extraordinary item of $(10.2) million for the three months ended July 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the exchange of its Subordinated Notes.

  SIX MONTHS ENDED JULY 31, 1997, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
  1996

      There were no revenues for the six months ended July 31, 1997 as compared to $10.9 million for the same period in 1996, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

      There were no costs of products sold for the six months ended July 31, 1997 as compared to $12.4 million for the same period in 1996, due primarily to the Company's use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

      Processing arrangements reflect income of $3.2 million and a loss of $3.3 million for the six months ended July 31, 1997 and 1996, respectively. Income and losses were primarily due to price management activities.

      Operations and maintenance expense for the six months ended July 31, 1997 increased $1.3 million to $7.9 million from $6.6 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

      Taxes other than income taxes for the six months ended July 31, 1997 decreased $1.1 million to $1.8 million from $2.9 million for the same period in 1996 primarily due to decreased property tax expense.

      Loss on purchase commitments for the six months ended July 31, 1997 consists of a $4.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and are now subject to a processing agreement.

      Interest income for the six months ended July 31, 1997 increased $0.8 million as compared to the same period in 1996 primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense for the six months ended July 31, 1997 increased $4.7 million, primarily due to interest on the promissory notes to TransAmerican and other long-term debt. During the six months ended July 31, 1997, the Company capitalized approximately $41.6 million of interest related to property and equipment additions at the Company's refinery compared to $33.3 million for the six months ended July 31, 1996.

      Equity in income of TransTexas before extraordinary item for the six months ended July 31, 1997 increased to $45.2 million as compared to $11.1 million for the same period in 1996, due primarily to a $533 million gain on the sale by TransTexas of a subsidiary. TARC recognized equity in an extraordinary item of $(10.2) million for the six months ended July 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the exchange of its Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

      TARC is currently operating certain completed units of the refinery pursuant to the processing agreements described in Note 6 to the condensed financial statements. However, TARC has no current plans to commence regular refinery operations before completion of the Delayed Coking Unit. TARC anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

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

      With the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The TARC Intercompany Loan will accrete principal at the rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and cash interest will thereafter accrue at a rate of 16% per annum, payable semi-annually. The TARC Intercompany Loan will mature on June 1, 2002. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. If TARC's cash flow from operations is insufficient to pay interest as it becomes payable on the TARC Intercompany Loan, TARC may be required to attempt to sell debt or equity securities of TARC. There can be no assurance that proceeds from such sales would be adequate to pay interest due. TARC used approximately $103 million of the proceeds from the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described in Note 3 to Condensed Financial Statements and for general corporate purposes. See Note 2 of Notes to Condensed Financial Statements.

      Following completion of the transactions described in Note 2 of Notes to Condensed Financial Statements, TARC and TEC will have deposited approximately $529 million into accounts in the name of TARC and TEC (together, the "Disbursement Account") from which disbursements will be made pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 4 to Notes to Condensed Financial Statements. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million will be available for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million, and $16 million, respectively, during the remainder of fiscal 1998, and the fiscal years ending January 31, 1999 and 2000. If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. As of July 31, 1997, $24.9 million had been disbursed to TARC out of the Disbursement Account for use in the Capital Improvement Program and $7.0 million for general corporate purposes.

        On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount
(plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $17.2 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the quarter ended July 31, 1997. As of July 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of $15.7 million remained outstanding.

      TransTexas has implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders that it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, TransTexas had repurchased 3.1 million shares of common stock from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, 0.8 million additional shares had been purchased from public stockholders for an aggregate purchase purchase price of approximately $11.8 million, and approximately 12.6 million shares had been purchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

      The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. Although TARC and a lender have engaged in discussions concerning the terms of a revolving credit facility, there can be no assurance TARC will be able to obtain such a facility.

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of July 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. As of July 31, 1997 and January 31, 1997, TARC was storing approximately 0.8 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the six months ended July 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.2 million and $(3.3) million, respectively. Included in the 0.8 million barrels of product stored at the refinery as of July 31, 1997, is approximately
0.6 million barrels of feedstock related to a purchase commitment entered into in April, 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the six months ended July 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

      TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of July 31, 1997, TARC recorded a net margin of approximately $0.2 million related to these processing arrangements, primarily as a result of income on the fixed fee processing agreement.

      In August 1997, TARC executed a letter of intent to purchase a tank storage facility adjacent to the refinery. TARC made a nonrefundable deposit of $5 million toward the purchase price of $40 million (subject to increase by $7 million if an additional docking facility is included in the assets purchased).

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to, the TARC Notes Indenture, which eliminate or modify certain restrictive covenants and other provisions contained in the TARC Notes Indenture. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, the payment of dividends and transactions with affiliates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          4.1 - Second Supplemental Indenture dated June 13, 1997 between the Company, as issuer, TransAmerican Energy Corporation, as guarantor, and First Union National Bank, as trustee (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

          4.2   -   Loan Agreement dated June 13, 1997 between the Company and
                    TransAmerican Energy Corporation (previously filed as an exhibit to the Company's current report on Form 8-K dated
                    June 13, 1997, and incorporated herein by reference thereto).

          4.3   -   Security and Pledge Agreement dated June 13, 1997 by the
                    Company in favor of TransAmerican Energy Corporation
                    (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

          4.4 - Disbursement Agreement dated June 13, 1997 among the Company, TransAmerican Energy Corporation, Firstar Bank of Minnesota, N.A., as disbursement agent and trustee, and Baker & O'Brien, Inc., as construction supervisor (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

          4.5 - Form of Mortgage dated June 13, 1997 between the Company and TransAmerican Energy Corporation.

          10.1 - Services Agreement dated June 13, 1997 by and among TNGC Holdings Corporation, TransAmerican Natural Gas Corporation, TransAmerican Energy Corporation, TransTexas Gas Corporation, TransTexas Drilling Services, Inc. and the Company.

          11.1   -  Net Income (Loss) per Share

          27.1   -  Financial Data Schedule

(b)       Reports on Form 8-K

          On May 15, 1997, the Company filed a current report on Form 8-K dated May 14, 1997 to report under Item 5 the announcement of the TARC Notes Tender Offer.

          On August 18, 1997, the Company filed a current report on Form 8-K dated June 13, 1997 to report under Item 5 the completion of the TEC Notes Offering and related transactions. Pro forma financial statements giving effect to the TEC Notes Offering and related transactions were included in the report.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TRANSAMERICAN REFINING CORPORATION
                                                         (Registrant)





September 15, 1997                            By: /S/ JOHN R. STANLEY
                                                 -------------------------------
                                                 John R. Stanley,
                                                 Chief Executive Officer



September 15, 1997                            By: /S/ ED DONAHUE
                                                 -------------------------------
                                                 Ed Donahue,
                                                 Vice President and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT
-------                         -------

    4.1  -     Second Supplemental Indenture dated June 13, 1997 between the
               Company, as issuer, TransAmerican Energy Corporation, as
               guarantor, and First Union National Bank, as trustee (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference
               thereto).

    4.2    -   Loan Agreement dated June 13, 1997 between the Company and
               TransAmerican Energy Corporation (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

    4.3    -   Security and Pledge Agreement dated June 13, 1997 by the Company in favor of TransAmerican Energy Corporation (previously filed as an exhibit to the Company's current report on Form 8-K dated
               June 13, 1997, and incorporated herein by reference thereto).

    4.4    -   Disbursement Agreement dated June 13, 1997 among the Company,
               TransAmerican Energy Corporation, Firstar Bank of Minnesota,
               N.A., as disbursement agent and trustee, and Baker & O'Brien,
               Inc., as construction supervisor (previously filed as an exhibit to the Company's current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

    4.5    -   Form of Mortgage dated June 13, 1997 between the Company and
               TransAmerican Energy Corporation.

   10.1    -   Services Agreement dated June 13, 1997 by and among TNGC
               Holdings Corporation, TransAmerican Natural Gas Corporation,
               TransAmerican Energy Corporation, TransTexas Gas Corporation,
               TransTexas Drilling Services, Inc. and the Company.

   11.1    -   Net Income (Loss) per Share

   27.1    -   Financial Data Schedule
