Form 10-Q
period 1997-10-31
TRANSAMERICAN REFINING CORP
filed 1997-12-15
CIK 927762

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


                For The Quarterly Period Ended October 31, 1997

                          Registration Number 33-85930


                                -----------------


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


                                -----------------


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

         The number of shares of common stock of the registrant outstanding on December 15, 1997 is 30,000,000.

================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS




                                                                                                               Page
                                                                                                               ----
                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Condensed Balance Sheet as of October 31, 1997 and January 31, 1997...........................    2

             Condensed Statement of Operations for the three and nine months ended October 31, 1997
                and 1996...................................................................................    3

             Condensed Statement of Cash Flows for the nine months ended October 31, 1997 and 1996.........    4

             Notes to Condensed Financial Statements.......................................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   20


                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   21

Item 6.    Exhibits and Reports on Form 8-K................................................................   21

Signatures.................................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      OCTOBER 31,     JANUARY 31,
                                                                         1997            1997
                                                                      -----------     -----------
                                        ASSETS

Current assets:
    Cash and cash equivalents ......................................   $       82       $     613
    Debt proceeds held in disbursement account .....................       11,891              --
    Accounts receivable ............................................          924              --
    Receivable from affiliates .....................................           --              22
    Other current assets ...........................................        1,345             654
                                                                      - ---------       ---------
        Total current assets .......................................       14,242           1,289
                                                                       ----------       ---------

Property and equipment .............................................      777,232         555,816
Less accumulated depreciation and amortization .....................       22,060          16,930
                                                                       ----------       ---------
        Net property and equipment .................................      755,172         538,886
                                                                       ----------       ---------

Debt proceeds held in disbursement accounts ........................      143,840              --
Investment in TransTexas ...........................................        2,648              --
Receivable from affiliates .........................................           --             393
Other assets, net ..................................................       87,062          23,673
                                                                       ----------       ---------
                                                                      $1,002,964       $ 564,241
                                                                      ===========       =========


                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable ...............................................   $   17,514       $  20,033
    Payable to affiliates ..........................................        7,933           7,094
    Accrued liabilities ............................................        8,943          15,450
                                                                       ----------       ---------
        Total current liabilities ..................................       34,390          42,577
                                                                       ----------       ---------

Payable to affiliates ..............................................        6,225           6,674
Notes payable to affiliate .........................................      762,880          46,589
Long-term debt .....................................................       16,020         365,730
Investment in TransTexas ...........................................           --          20,706
Other ..............................................................        3,751             602
Commitments and contingencies (Note 6) .............................           --              --
Stockholder's equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized,
      30,000,000 shares issued and outstanding .....................          300             300
    Additional paid-in capital .....................................      436,833         248,513
    Accumulated deficit ............................................     (257,435)       (167,450)
                                                                       ----------       ---------
        Total stockholder's equity .................................      179,698          81,363
                                                                       ----------       ---------
                                                                       $1,002,964       $ 564,241
                                                                       ==========       =========



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               OCTOBER 31,                      OCTOBER 31,
                                                       --------------------------        --------------------------
                                                          1997             1996            1997              1996
                                                       ---------        ---------        ---------        ---------
Revenues:
    Product sales .................................    $      --        $      --        $      --        $  10,857
    Other .........................................          571               --              571               --
                                                       ---------        ---------        ---------        ---------
        Total revenues ............................          571               --              571           10,857
                                                       ---------        ---------        ---------        ---------

Costs and expenses:
    Costs of products sold ........................           --               --               --           12,441
    Processing arrangements, net ..................          125            5,232           (3,112)           8,551
    Operations and maintenance ....................        2,789            2,989           10,651            9,589
    Depreciation and amortization .................        1,984            1,691            5,409            5,311
    General and administrative ....................        6,024            1,733           11,029            7,394
    Taxes other than income taxes .................          903              905            2,709            3,783
    Loss on purchase commitments ..................           --               --            4,759               --
                                                       ---------        ---------        ---------        ---------
        Total costs and expenses ..................       11,825           12,550           31,445           47,069
                                                       ---------        ---------        ---------        ---------
        Operating loss ............................      (11,254)         (12,550)         (30,874)         (36,212)
                                                       ---------        ---------        ---------        ---------

Other income (expense):
    Interest income ...............................        2,002                5            3,045              202
    Interest expense, net .........................       (7,103)            (995)         (13,870)          (3,067)
    Equity in income (loss) of TransTexas
       before extraordinary item ..................           20           (1,325)          45,185            9,766
    Gain on the sale of TransTexas stock ..........           --               --               --           56,162
    Other .........................................          374               18            1,109              346
                                                       ---------        ---------        ---------        ---------
        Total other income (expense) ..............       (4,707)          (2,297)          35,469           63,409
                                                       ---------        ---------        ---------        ---------
        Income (loss) before extraordinary items ..      (15,961)         (14,847)           4,595           27,197

Extraordinary items:
    Equity in extraordinary item of TransTexas ....           10               --          (10,158)              --
    Loss on the early extinguishment of debt ......           --               --          (84,422)              --
                                                       ---------        ---------        ---------        ---------
        Net income (loss) .........................    $ (15,951)       $ (14,847)       $ (89,985)       $  27,197
                                                       =========        =========        =========        =========

Net income (loss) per share:
    Income (loss) before extraordinary items ......    $   (0.53)       $   (0.49)       $    0.15        $    0.73
    Extraordinary items ...........................           --               --            (3.15)              --
                                                       ---------        ---------        ---------        ---------
        Net income (loss) per share ...............    $   (0.53)       $   (0.49)       $   (3.00)       $    0.73
                                                       =========        =========        =========        =========

Weighted average number of common and
    common equivalent shares (thousands) ..........       30,000           30,000           30,000           37,458
                                                       =========        =========        =========        =========



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                       --------------------------
                                                                                         1997             1996
                                                                                       ---------        ---------
Operating activities:
   Net income (loss).................................................................  $ (89,985)       $  27,197
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Extraordinary item ............................................................     84,422               --
      Depreciation and amortization .................................................      5,409            5,311
      Amortization of discount on long-term debt ....................................     10,935               83
      Amortization of debt issue costs ..............................................        894                6
      Equity in income and extraordinary item of TransTexas .........................    (35,027)          (9,766)
      Gain on the sale of TransTexas stock ..........................................         --          (56,162)
      Changes in assets and liabilities:
        Accounts receivable .........................................................       (924)              83
        Prepayments and other .......................................................       (691)              --
        Accounts payable ............................................................       (727)           5,106
        Payable to affiliates, net ..................................................      5,190              627
        Accrued liabilities .........................................................     (6,274)          (3,173)
        Other assets ................................................................     (2,669)           5,114
        Other liabilities ...........................................................      3,100               --
                                                                                       ---------        ---------
           Net cash used by operating activities ....................................    (26,347)         (25,574)
                                                                                       ---------        ---------

Investing activities:
   Capital expenditures .............................................................   (168,856)         (76,949)
   Prepaid Capital Improvement Program costs.........................................    (21,096)              --
   Net proceeds from sale of TransTexas stock .......................................    136,158           42,607
                                                                                       ---------        ---------
           Net cash used by investing activities.....................................    (53,794)         (34,342)
                                                                                       ---------        ---------
Financing activities:
   Issuance of notes payable to affiliate ...........................................    721,649               --
   Retirement of long-term debt .....................................................   (432,333)              --
   Issuance of note payable .........................................................     36,000               --
   Retirement of note payable .......................................................    (36,000)              --
   Increase in debt proceeds held in disbursement accounts ..........................   (317,451)         (26,549)
   Withdrawals from disbursement accounts ...........................................    161,720           50,949
   Advances from affiliate ..........................................................     15,026           35,785
   Repayment of advances and notes payable to affiliate .............................    (66,000)          (1,925)
   Capital contribution from affiliate...............................................      6,000               --
   Debt issue costs .................................................................     (7,892)              --
   Principal payments on capital lease obligations ..................................     (1,109)            (789)
                                                                                       ---------        ---------
           Net cash provided by financing activities ................................     79,610           57,471
                                                                                       ---------        ---------

           Decrease in cash and cash equivalents ....................................       (531)          (2,445)
Beginning cash and cash equivalents .................................................        613            2,779
                                                                                       ---------        ---------
Ending cash and cash equivalents ....................................................  $      82        $     334
                                                                                       =========        =========

Noncash financing and investing activities:
   Accounts payable for property and equipment ......................................  $  13,064        $  17,420
   Product financing arrangements ...................................................         --          (37,206)
   Accretion on long-term debt capitalized in property and equipment ................     51,284           36,193
   Debt issue costs allocated from affiliate ........................................     24,893               --
   Purchase of warrants by affiliate ................................................     32,942               --



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC" or the "Company") as of October 31, 1997 and the results of its operations and cash flows for the interim periods ended October 31, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1997 and quarterly reports on Form 10-Q for the quarters ended April 30, 1997 and July 31, 1997. The condensed balance sheet as of January 31, 1997 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made in the prior period's financial statements to conform to the current period's presentation. These reclassifications did not affect previously reported net income (loss) or stockholder's equity. As a result of the transactions described in Note 2, the long-term debt previously classified as current as of January 31, 1997 has been reclassified to long-term.

      Unless otherwise noted, all capitalized terms used herein but not otherwise defined are as defined in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1997. TARC is a subsidiary of TransAmerican Energy Corporation ("TEC") and is indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TARC was formed in Texas in September 1987 to hold and operate the refinery assets of TransAmerican. In 1994, TransAmerican formed TEC, a limited-purpose holding company, to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of TARC's capital stock.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by TARC effective February 1, 1997. The adoption of SOP 96-1 did not have a material impact on TARC's financial position, results of operations or cash flows.

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by TARC effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. TARC does not believe that adoption of these statements will have a material impact on its financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TARC effective February 1, 1998. TARC does not believe that adoption of this statement will have a material impact on its financial statements.

2.    RECENT EVENTS

      TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


$1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all of its existing and future assets, including the intercompany loans described below. The indenture governing the TEC Notes (the "TEC Notes Indenture") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

      INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at a rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is currently secured by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The agreements governing the Intercompany Loans contain certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. The Intercompany Loans mature on June 1, 2002. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes of TARC that were issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer (described below). Remaining proceeds will be used for the Capital Improvement Program (described below) and for general corporate purposes. TEC allocated $24.9 million of debt issuance costs to TARC and $12.2 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the Intercompany Loans using the interest method.

      Upon the occurrence of a Change of Control (as defined in the TEC Notes Indenture), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TARC and TransTexas to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control" in Note 6.

      TARC WARRANTS TENDER OFFER. On June 13, 1997, TEC completed a tender offer for all of the outstanding common stock purchase warrants of TARC ("TARC Warrants") at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 TARC Warrants for an aggregate purchase price of approximately $33 million. TransAmerican subsequently purchased 163,679 TARC Warrants for an aggregate purchase price of approximately $0.7 million. TEC, TransAmerican or TARC may repurchase additional TARC Warrants, and TARC may enter into a merger with one of its affiliates pursuant to which each remaining TARC Warrant would become exercisable (at an exercise price of $.01) to receive $4.51 of cash instead of one share of common stock of TARC.

      TARC NOTES TENDER OFFER. On June 13, 1997, TARC completed a tender offer ("TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminate or modify certain of the covenants and other provisions

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million of debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the nine months ended October 31, 1997. As of October 31, 1997, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $16.0 million remained outstanding.

      TRANSTEXAS SHARE REPURCHASE PROGRAM. In June 1997, TransTexas implemented a share repurchase program (the "TransTexas Share Repurchase Program") pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, TransTexas had repurchased approximately 3.9 million shares of common stock from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million. TARC received $136.2 million of the purchase price, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock sold) was recorded as a capital contribution.

     TANK STORAGE AND TERMINAL ACQUISITION. In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

      ACQUISITION NOTE. On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and the TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.

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

      In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1995 through April 1997, TARC spent approximately $245 million on the 1995 Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

      In connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC has adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) converting the visbreaker unit

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

      The Capital Improvement Program will be executed in two phases. TARC estimates that Phase I will be completed at a cost of $223 million, will be tested and operational by September 30, 1998 and will result in the refinery having the capacity to process up to 200,000 BPD of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. TARC estimates that Phase II will be completed at a cost of $204 million and will be tested and operational by July 31, 1999. The proceeds received or to be received by TARC from the TARC Intercompany Loan, the TransTexas Share Repurchase Program and equity contributions from TEC will include $427 million designated for use in the Capital Improvement Program, which TARC believes is adequate to fund the completion of the project. As of October 31, 1997, TARC had spent approximately $98.3 million on the Capital Improvement Program with commitments for another approximately $67.7 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages, personnel shortages and cost overruns over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

      TARC believes, based on current estimates of refining margins and costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

      TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.    DISBURSEMENT ACCOUNTS

      Pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


million of the net proceeds from the sale of the TEC Notes was placed into accounts in the name of TARC ($135 million) and TEC ($73 million) (together, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. TEC disbursements for TARC expenditures will be treated as capital contributions. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas Share Repurchase Program have been deposited in the TARC Disbursement Account. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes.

      The Disbursement Agent will make disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the TARC Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined in the TEC Notes Indenture) of the Delayed Coking Unit and associated facilities, (iii) up to $19 million to pay interest on, and to redeem, repurchase, defease, or otherwise retire the remaining TARC Notes and (iv) up to $7 million for outstanding accounts payable. In addition, interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of October 31, 1997, $119 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $13 million for general corporate purposes.


5.    INVESTMENT IN TRANSTEXAS

      TARC uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. The equity in earnings or loss of TransTexas reflects TARC's 20.3% interest in TransTexas until March 1996, when TARC's interest in TransTexas was reduced to 14.1% as a result of its sale of 4.55 million shares of TransTexas stock. As of October 31, 1997, TransTexas repurchased approximately 8.5 million shares from TARC, thereby reducing TARC's ownership of TransTexas to 3.4%. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC continues to record its pro rata share of income or losses using the equity method due to the common control of TransTexas and TARC by TransAmerican and TEC. Summarized financial information of TransTexas is as follows (in thousands of dollars):


                                                 October 31,       January 31,
                                                    1997              1997
                                                 ----------        ----------
 ASSETS
Total current assets ....................        $   61,865        $  188,934
Property and equipment, net .............           627,560           846,393
Other assets ............................           154,440            17,825
                                                 ----------        ----------
                                                 $  843,865        $1,053,152
                                                 ==========        ==========

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


      LIABILITIES AND STOCKHOLDERS' DEFICIT
      Total current liabilities......................           $   137,373         $   117,348
      Total noncurrent liabilities...................               667,112           1,086,599
      Total stockholders' equity (deficit)...........                39,380            (150,795)
                                                                -----------         -----------
                                                                $   843,865         $ 1,053,152
                                                                ===========         ===========



                                                                Three Months Ended          Nine Months Ended
                                                                    October 31,                October 31,
                                                              -----------------------   -------------------------
                                                                 1997         1996           1997         1996
                                                              ---------     ---------   ---------      ----------
     Revenues.............................................    $  37,233 (1) $  80,104   $ 695,004 (1)  $  262,794
     Operating costs and expenses.........................       27,647        74,246     152,695         124,442
                                                              ---------     ---------   ---------      ----------
        Operating income..................................        9,586         5,858     542,309         138,352
     Other expense........................................      (11,621)      (20,313)    (51,537)        (70,438)
                                                              ---------     ---------   ---------      ----------
        Income (loss) before income taxes
         and extraordinary item...........................       (2,035)      (14,455)    490,772          67,914
     Income taxes (benefit)...............................         (712)       (5,059)    171,771           2,729
                                                              ---------     ---------     -------      ----------
        Income (loss) before extraordinary item...........       (1,323)       (9,396)    319,001          65,185
     Extraordinary item...................................           74            --     (72,043)             --
                                                              ---------     ---------     -------      ----------
        Net income (loss).................................    $  (1,249)    $  (9,396)  $ 246,958      $   65,185
                                                              =========     =========   =========      ==========
     Net income (loss) per share..........................    $   (0.02)    $   (0.13)  $    3.52      $     0.88
                                                              =========     =========   =========      ==========


(1) Revenues for the three months and nine months ended October 31, 1997 include a gain on sale of the stock of TransTexas Transmission Corporation of $7,482 and $540,411, respectively.

6.   COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS

      EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination) as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C.
Section 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast
Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief,
(iii) attorney's fees, and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


proceedings in state or federal court, regardless of whether any such lawsuit is brought by the EEOC or any individual or groups of individuals. TARC is unable to estimate the amount of liability, if any, related to these claims. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flows.

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

      GENERAL. The litigation matters discussed above amount to significant potential liability which, if adjudicated in a manner adverse to TARC in one reporting period, could have a material adverse effect on TARC's financial position, results of operations or cash flow for that period. TARC is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these lawsuits cannot be predicted with certainty, TARC does not expect these matters to have a material adverse effect on its financial position, results of operations or cash flow.

   ENVIRONMENTAL MATTERS

      COMPLIANCE MATTERS. TARC is subject to federal, state, and local laws, regulations, and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is in substantial compliance with applicable Pollution Control Laws. However, newly enacted Pollution Control Laws, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make additional capital expenditures. Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the Capital Improvement Program.

      TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on its financial position, future results of operations or cash flow.

      In September 1997, TARC purchased a tank storage facility adjacent to the refinery. Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the LDEQ plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all costs and certain other damages resulting from contamination of the property, and created a $5 million escrow

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

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

      In addition, the Environmental Protection Agency ("EPA") promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organics NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The LDEQ has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

      The EPA has promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under the new regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The EPA recently promulgated final National Ambient Air Quality Standards ("NAAQS") that revise the standards for particulate matter and ozone. The number and extent of the areas subject to reformulated gasoline standards may increase in the future after the NAAQs are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post- 1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


other responsible parties. A number of states have laws similar to Superfund, pursuant to which cleanup obligations, or the costs thereof, also may be imposed.

      At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA in this regard are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery or other action brought pursuant or relating to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC does not believe its ultimate environmental liabilities will be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

   PURCHASE COMMITMENTS

      TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of October 31, 1997, TARC had commitments for refinery construction and maintenance of approximately $67.7 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

   PROCESSING AGREEMENTS

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of October 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of October 31, 1997 and January 31, 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the nine months ended October 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.1 million and $(8.6) million, respectively. For the three months ended October 31, 1997 and 1996, TARC recorded a loss from processing agreements of $0.1 million and $5.2 million, respectively. Included in the 0.7 million barrels of product stored at the refinery as of October 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the nine months ended October 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

  POTENTIAL EFFECTS OF A CHANGE OF CONTROL

      Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TARC or TransTexas including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


heirs, his estate or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In the event of a change of control under the TEC Notes Indenture, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

7.    TRANSACTIONS WITH AFFILIATES

      TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the nine months ended October 31, 1997 and 1996 was approximately $0.4 million and $2.2 million, respectively. During the quarter ended October 31, 1997, TARC paid TransTexas approximately $3.2 million which represented the payable to TransTexas for natural gas purchases.

      Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the nine months ended October 31, 1997 and 1996 were $26.8 million and $13.5 million, respectively, of which $3.9 million and $1.8 million were payable at October 31, 1997 and January 31, 1997, respectively.

      On June 13, 1997, the Company entered into a services agreement with TransAmerican, TransTexas and TEC. Under the agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. TARC will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of October 31, 1997, $1.2 million and $1.0 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement.

      In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes. In November and December 1997, TARC repaid approximately $33.9 million in principal and interest to TEC.

      For the nine months ended October 31, 1997, TEC has contributed $6 million to TARC for operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

      TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. TARC commenced partial operations at the refinery in March 1994 and has operated the No. 2 Vacuum Unit intermittently since that time. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations will depend on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

      TARC believes, based on current estimates of refining margins and costs of the expansion and modification of the refinery, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large-scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

  THREE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996

      Other revenues of $0.6 million for the three months ended October 31, 1997 were from operations of TARC'S terminal facility acquired in September 1997.

      Processing arrangements reflect a loss of $0.1 million and $5.2 million for the three months ended October 31, 1997 and 1996, respectively. Losses were primarily due to unfavorable prices for refined products and price management activities.

      Operations and maintenance expense for the three months ended October 31, 1997 decreased to $2.8 million from $3.0 million for the same period in 1996, primarily due to increased amounts of labor costs capitalized in connection with the Capital Improvement Program partially offset by the expensing of certain prepaid costs for storage and related facilities.

      Depreciation and amortization expense for the three months ended October 31, 1997 increased to $2.0 million from $1.7 million for the same period in 1996, primarily due to depreciation related to the terminal facility acquired in September 1997.

      General and administrative expenses increased to $6.0 million for the three months ended October 31, 1997 from $1.7 million for the same period in 1996, primarily due to the write-off of certain intangibles related to the terminal facility acquired in September 1997 and increased Services Agreement fees.

      Taxes other than income taxes for the three months ended October 31, 1997 remained at the same level as in 1996.

      Interest income for the three months ended October 31, 1997 increased to $2.0 million as compared to the same period in 1996, primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense, net for the three months ended October 31, 1997, increased $6.1 million, due primarily to interest on the TARC Intercompany Loan. During the three months ended October 31, 1997, TARC capitalized approximately $23.3 million of interest related to property and equipment additions at TARC's refinery compared to $17.7 million for the three months ended October 31, 1996.

      Equity in income of TransTexas before extraordinary items for the three months ended October 31, 1997 increased $1.3 million as compared to the same period in 1996. In September 1997, TARC sold approximately 8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution.

  NINE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996

      There were no product sales for the nine months ended October 31, 1997 as compared to $10.9 million for the same period in 1996, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

      Other revenues of $0.6 million for the nine months ended October 31, 1997 were from operations of TARC's terminal facility acquired in September 1997.

      There were no costs of products sold for the nine months ended October 31, 1997 as compared to $12.4 million for the same period in 1996, due primarily to the Company's use in 1997 of processing arrangements pursuant to which TARC processed feedstock owned by third parties (as opposed to TARC's purchase of feedstock and sale of product).

      Processing arrangements reflect income of $3.1 million and a loss of $8.6 million for the nine months ended October 31, 1997 and 1996, respectively. Income and losses were primarily due to unfavorable prices for refined products and price management activities.

      Operations and maintenance expense for the nine months ended October 31, 1997 increased $1.1 million to $10.7 million from $9.6 million for the same period in 1996, primarily due to the increase of the Company's labor force in connection with the Capital Improvement Program.

      Depreciation and amortization expense for the nine months ended October 31, 1997 increased $0.1 million to $5.4 million from $5.3 million for the same period in 1996, primarily due to depreciation related to the terminal facility acquired in September 1997.

      General and administrative expenses increased $3.6 million to $11 million for the nine months ended October 31, 1997 from the $7.4 million for the same period in 1996, primarily due to the write-off of certain intangibles related to the terminal facility acquired in September 1997, increased services agreement fees and an offsetting decrease in insurance expense and professional fees.

      Taxes other than income taxes for the nine months ended October 31, 1997 decreased $1.1 million to $2.7 million from $3.8 million for the same period in 1996, primarily due to decreased property tax expense.

      Loss on purchase commitments for the nine months ended October 31, 1997 consists of a $4.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and are now subject to a processing agreement.

      Interest income for the nine months ended October 31, 1997 increased $2.8 million as compared to the same period in 1996, primarily due to the investment of proceeds from the TARC Intercompany Loan. Interest expense for the nine months ended October 31, 1997 increased $10.8 million, primarily due to interest on the TARC Intercompany Loan. During the nine months ended October 31, 1997, the Company capitalized approximately $64.9 million of interest related to property and equipment additions at the Company's refinery compared to $51.0 million for the nine months ended October 31, 1996.

      Equity in income of TransTexas before extraordinary item for the nine months ended October 31, 1997 increased to $45.2 million as compared to $9.8 million for the same period in 1996, due primarily to a $540 million gain on the sale by TransTexas of a subsidiary. In September 1997, TARC sold approximately
8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC recognized equity in an extraordinary item of TransTexas of $(10.2) million for the nine months ended October 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the Subordinated Notes Exchange Offer. The gain on the sale of TransTexas stock of $56.2 million for the nine months ended October 31, 1996 was a result of TARC's sale of 4.55 million shares of TransTexas common stock in March 1996.

      The loss on the early extinguishment of debt of $84.4 million for the nine months ended October 31, 1997 is a result of the completion of the TARC Notes Tender Offer as described in Note 2 of Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      Although TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum
Unit if it obtains a favorable processing arrangement, TARC anticipates that, until completion of the Delayed Coking Unit, its capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

      TARC has incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. In order to operate the refinery at expected levels after completion of expansion and modification of the refinery, TARC will require additional working capital and ultimately must achieve profitable operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      With a portion of the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The TARC Intercompany Loan will accrete principal at the rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and cash interest will thereafter accrue at a rate of 16% per annum, payable semi-annually. The TARC Intercompany Loan will mature on June 1, 2002. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. If TARC's cash flow from operations is insufficient to pay interest as it becomes payable on the TARC Intercompany Loan, TARC may be required to attempt to sell debt or equity securities of TARC. There can be no assurance that proceeds from such sales would be adequate to pay interest due. TARC used approximately $103 million of the proceeds from the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds will be used for the Capital Improvement Program described in Note 3 of Notes to Condensed Financial Statements and for general corporate purposes. See Note 2 of Notes to Condensed Financial Statements.

      Following completion of the transactions described in Note 2 of Notes to Condensed Financial Statements, TARC and TEC will have deposited approximately $529 million into accounts in the name of TARC and TEC (together, the "TARC Disbursement Account") from which disbursements will be made pursuant to a disbursement agreement (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 4 of Notes to Condensed Financial Statements. Of these funds, $427 million will be available only for the Capital Improvement Program, approximately $25.5 million will be available for general and administrative expenses, $7 million will be available for outstanding accounts payable, $50 million will be available for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million will be available for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. TARC's estimated capital expenditures for the Capital Improvement Program are $201 million, $210 million, and $16 million, respectively, during the remainder of fiscal 1998, and the fiscal years ending January 31, 1999 and 2000. If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. As of October 31, 1997, $119 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $13 million for general corporate purposes.

      On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of approximately $84 million during the nine months ended October 31, 1997. As of October 31, 1997, TARC Mortgage Notes and TARC Discount Notes with a carrying value of approximately $16.0 million remained outstanding.

      In June 1997, TransTexas implemented the TransTexas Share Repurchase Program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, TransTexas had repurchased approximately 3.9 million shares of common stock from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been purchased from TARC and TEC for an aggregate purchase price of approximately $201 million. TARC received $136.2 million of the purchase price, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution.

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

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of October 31, 1997, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. As of October 31, 1997 and January 31, 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products. For the nine months ended October 31, 1997 and 1996, TARC recorded income (loss) from processing agreements of $3.1 million and $(8.6) million, respectively. For the three months ended October 31, 1997 and 1996, TARC recorded a loss from processing arrangements of $0.1 million and $5.2 million, respectively. Included in the 0.7 million barrels of product stored at the refinery as of October 31, 1997, is approximately 0.6 million barrels of feedstock related to a purchase commitment entered into in April 1997. The 0.6 million barrels have been sold to the third party involved in the processing arrangement. For the nine months ended October 31, 1997, TARC incurred a loss of approximately $4.8 million related to this purchase commitment.

      In July and September 1997, TARC received advances from TEC in the aggregate amount of $46 million. In November and December 1997, TARC repaid approximately $31 million in principal, and in December 1997 paid approximately $2.9 million in interest to TEC. See Note 7 of Notes to Condensed Financial Statements.

      In September 1997, TARC purchased a tank storage facility adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller from all cleanup costs and certain other damages resulting from contamination on the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. During the three months ended October 31, 1997, TARC recorded a liability of $3.1 million for this contingency.

      On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.

      Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future results of operations, cash flows or financial condition. TARC also has contingent liabilities with respect to certain legal proceedings as more fully described in Note 7 of Notes to Condensed Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See Note 6 of Notes to Condensed Financial Statements for a discussion of TARC's legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          10.1 - Asset Purchase Agreement dated September 19, 1997 between GATX Terminals Corporation and TARC.

          11.1   -  Computation of Net Income per Share

          27.1   -  Financial Data Schedule

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



                                TRANSAMERICAN REFINING CORPORATION
                                          (Registrant)





December 15, 1997               By:             /s/ JOHN R. STANLEY
                                   --------------------------------------------
                                     John R. Stanley, Chief Executive Officer



December 15, 1997               By:               /s/ ED DONAHUE
                                   --------------------------------------------
                                     Ed Donahue, Vice President and Secretary
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
------                             -------
 10.1    -     Asset Purchase Agreement dated September 19, 1997 between GATX
               Terminals Corporation and TARC.

 11.1    -     Computation of Net Income per Share

 27.1    -     Financial Data Schedule