Form 10-K405
period 1998-01-31
TRANSAMERICAN REFINING CORP
filed 1998-05-01
CIK 927762

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

                   For the fiscal year ended January 31, 1998

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

                             ---------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock of the registrant outstanding on April 30, 1998, was 30,000,000. None of the registrant's common stock is owned by non-affiliates.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9
                                   PART II
Item 5.   Market for Registrant's Common Equity and Related                 9
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition      11
          and Results of
          Operations..................................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            18
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................     19
Item 9.   Changes in and Disagreements With Accountants on Accounting      47
          and Financial Disclosure....................................
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........     47
Item 11.  Executive Compensation......................................     48
Item 12.  Security Ownership of Certain Beneficial Owners and              50
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     50
                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      52
          8-K.........................................................
Signatures............................................................     57

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransAmerican Refining Corporation (the "Company" or "TARC") was formed in 1987 to hold and operate the refinery assets of TransAmerican Natural Gas Corporation (together with its predecessors, "TransAmerican") and owns facilities for the refining and storage of crude oil and petroleum products. TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize its gross refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products, including primarily gasoline and heating oil. TARC is a wholly-owned subsidiary of TransAmerican Energy Corporation ("TEC"). TEC was formed in 1994 to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of the outstanding capital stock of TARC. TARC, TransTexas and TEC are all direct or indirect subsidiaries of TransAmerican. The address of TARC's principal executive offices is 1300 North Sam Houston Parkway East, Suite 320, Houston, Texas 77032, and its telephone number at that address is (281) 986-8811.

     In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1, 1995 through May 1997, TARC spent approximately $251 million on the 1995 Program, procured a majority of the essential equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

     In order to capitalize on the progress on the refinery made through its expenditures on the 1995 Program, in June 1997 TARC commenced a modified two-phase construction and expansion program (the "Capital Improvement Program"). TARC spent approximately $215 million on the Capital Improvement Program during the period between June 1997 and January 31, 1998. The design and estimated timing and cost of the Capital Improvement Program are based on substantial input from several engineering and construction firms which have been engaged to perform design engineering and construction management services.

     Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. After completion of the Capital Improvement Program, TARC will own and operate one of the largest independent refineries in the Gulf Coast region, with a replacement cost estimated by management to be approximately $1.4 billion. TARC currently believes that the costs of construction of the refinery will exceed the budget established in June 1997, but that sufficient cash will be available to fund such costs. See "-- Capital Improvement Program -- Capital Budget Status" and "-- Completion Status." The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

 INDUSTRY OVERVIEW

     Total growth in United States refining capacity has remained very low over the past several years. Over the same period, however, demand for refined products has increased. As a result, capacity utilization has increased to approximately 95.0% in 1997 from approximately 83.1% in 1987. The refinery utilization rate is an important factor in achieving and maintaining refining profitability. Management of TARC believes that over the next several years domestic demand for refined products will continue to increase while refining capacity growth will remain slow, causing United States refining utilization rates to remain high. These factors, if sustained, would likely result in an increased demand for product imports into the United States. Management believes that these factors, together with relatively low prices expected by it for heavy, sour crude oil, should have a positive effect on TARC's refining margins.

                           DOMESTIC REFINING CAPACITY
               UTILIZATION RATES, AND DEMAND FOR REFINED PRODUCTS

                                               1987   1988   1989   1990   1991   1992   1993   1994   1995   1996   1997
                                               ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Capacity MMBpd)..............................  15.6   15.9   15.6   15.6   15.7   15.7   15.1   15.0   15.4   15.3   15.5
Utilization..................................  83.1%  84.7%  86.6%  87.1%  86.0%  87.9%  91.5%  92.6%  91.9%  93.5%  95.0%
Demand for refined products (MMBpd)..........  16.7   17.3   17.3   17.0   16.7   17.0   17.2   17.7   17.7   18.2   18.6

---------------

Source: Energy Information Administration.

CURRENT OPERATIONS

     The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. Modifications and tie-ins to the No. 2 Crude Unit have been completed. Although both units are operational, TARC is not currently operating these units due to low operating margins obtainable for these units on a stand-alone basis.

     The following is a brief description of TARC's No. 2 Vacuum Unit and No. 2 Crude Unit:

     No. 2 Vacuum Unit. TARC believes that the No. 2 Vacuum Unit has a capacity in excess of 200,000 Bpd. TARC reactivated the No. 2 Vacuum Unit in March 1994. The No. 2 Vacuum Unit is designed to process atmospheric tower bottoms into VGO and, with the addition of cutterstocks, into No. 6 residual fuel oil. When the No. 2 Crude Unit is placed into operation, the No. 2 Vacuum Unit will process bottoms from the No. 2 Crude Unit. When the Delayed Coking Unit is complete, the No. 2 Vacuum Unit tower bottoms are expected to be processed through the Delayed Coking Unit into lighter, more valuable products. Upon completion of Phase II, VGO is expected to be upgraded in the Fluid Catalytic Cracking Unit to gasoline and No. 2 fuel oil.

     No. 2 Crude Unit. The No. 2 Crude Unit was designed to process heavy, sour crude oil and previously has demonstrated a capacity of 175,000 Bpd. Upon completion of the Capital Improvement Program, the No. 2 Crude Unit is expected to process up to 200,000 Bpd of a mix of crude oils into naphtha, kerosene, No. 2 fuel oil, atmospheric gas oil and atmospheric residual oil.

CAPITAL IMPROVEMENT PROGRAM

     The Capital Improvement Program is designed to increase the capacity and complexity of the refinery. The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low cost atmospheric residual feedstocks and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC is acting and will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

     The Capital Improvement Program will be executed in two phases, described as follows:

  Phase I

     Phase I includes the Delayed Coking Unit, the HDS Unit, the Naphtha Pretreater, the No. 2 Reformer, the Sulfur Recovery System and the supporting Offsite Facilities. Completion of Phase I, along with the Crude and Vacuum Units, will enable the refinery to process heavy crude and other purchased feedstocks into finished and intermediate products. Products from this phase are expected to include NGLs, naphtha, conventional gasoline, No. 2 fuel oil, VGO, sulfur and petroleum coke. The following is a brief description of the units and offsite facilities that are scheduled to be added or improved during Phase I and TARC's plans and expectations therefor:

     Delayed Coking Unit. TARC's Visbreaking Unit is being converted to a Delayed Coking Unit. The process engineering for this conversion has been completed by ABB Lummus Crest Inc. Detailed design engineering has been completed and all major equipment has been purchased and installed. Fluor Daniel, Inc. is managing the construction, which consists primarily of the installation of piping and instrumentation systems. The Delayed Coking Unit is expected to be able to process approximately 75,000 Bpd of vacuum tower bottoms produced from the No. 2 Vacuum Unit. Products from this unit will include light gas, naphtha, coker distillate, and coker gas oil, which can all be further upgraded by TARC's refinery or sold to other refiners for upgrading. Petroleum coke will be produced as a by-product of the coking process.

     Naphtha Pretreater. TARC has purchased a used naphtha pretreater, which it has disassembled and moved to the refinery site. Recent inspection of the used piping in the naphtha pretreater indicates that a majority of it will need to be replaced. Upon re-assembly, this unit will produce desulfurized heavy naphtha, to be processed by the No. 2 Reformer into reformate for blending into gasoline, and light naphtha for gasoline blending or sales. The Naphtha Pretreater is designed to process up to 30,000 Bpd of naphtha feedstock produced by the No. 2 Crude Unit and the Delayed Coking Unit.

     No. 2 Reformer. The No. 2 Reformer was purchased by TARC's predecessor and relocated to the refinery during the 1980s expansion. Although re-assembly is not complete, all major equipment is installed. Field construction will include reconditioning of equipment plus installation of piping and instrumentation systems. The No. 2 Reformer will process desulfurized heavy naphtha to raise its octane level to that suitable for gasoline blending. The unit is designed to process up to 12,000 Bpd of feedstock to produce high octane reformate for gasoline blending. This unit will also provide a portion of the hydrogen required for operation of the Naphtha Pretreater and the HDS Unit.

     Hydrodesulfurization (HDS) Unit. In the early 1980s, TARC's predecessor designed and commenced construction of a two-train distillate HDS Unit with a common fractionation section. During Phase I, TARC will install two new reactors, both of which have been purchased and delivered, and add another fractionation section to permit independent operation of both trains. Other major equipment required is in place. When completed, each train will be capable of treating either distillate or VGO depending on unit or product requirements.

     Sulfur Recovery System. Sulfur is captured in various refining processes, primarily cracking and hydrodesulfurization, in the form of hydrogen sulfide which is absorbed into an amine solution or into sour water streams. The hydrogen sulfide is stripped from these streams and processed in a series of reactors into elemental sulfur. TARC will reactivate and expand an existing sulfur unit to a capacity of 150 LT/D and construct a 220 LT/D unit, and construct ancillary facilities to support these units. These plants will have a combined base capacity of 370 LT/D of sulfur, which can be increased to 510 LT/D of sulfur with standard oxygen enrichment.

     Offsite Facilities/Tankage. TARC will add steam-generating capacity, air compression equipment and new electrical equipment during Phase I. A marine vapor recovery system will also be installed at the terminal docks. TARC is adding equipment necessary to load petroleum coke at one of its docks. TARC is performing the engineering on these facilities with support from specialty engineering firms such as River Consulting Inc., Lanier and Associates, ABB Combustion Engineering Systems and RPM Engineering Inc. TARC has purchased an adjacent storage terminal to provide additional storage. Pressurized tanks with a storage capacity of 127,500 barrels will be constructed for LPG and butane.

     Other. Additional equipment will be installed to enhance waste water treatment and reduce the generation of solid waste. TARC has commenced Hazardous Operation ("HAZOP") analyses of the refinery process units as required by Occupational Safety and Health Administration ("OSHA") regulations.

  Phase II

     Phase II includes the FCC Unit, FCC Upgrades, Alkylation Unit and some additional Offsite Facilities. Startup of these facilities will increase the refinery's output of higher margin finished products, primarily gasoline and No. 2 fuel oil. TARC anticipates that, following completion of Phase II, it will have the capacity to process in excess of 200,000 Bpd of combined heavy, sour crude oil and atmospheric residual oil. The following is a brief description of the units and offsite facilities that are scheduled to be added or improved during Phase II and TARC's plans and expectations therefor:

     Fluid Catalytic Cracking (FCC) Unit. TARC's FCC Unit will process gas oil feedstocks directly from the No. 2 Crude Unit, the No. 2 Vacuum Unit, the Delayed Coking Unit, or from outside purchases of VGO or atmospheric residual oil. Before being fed to the FCC Unit, some of the VGO will be desulfurized in the HDS Unit in order to meet environmental guidelines and improve product quality from the FCC Unit. Modernization of the FCC Unit includes reconfiguration of the fractionation plant.

     The FCC Unit will have an initial capacity of 100,000 Bpd and will incorporate the state-of-the-art MSCC(SM) technology licensed by UOP, formerly Universal Oil Products ("UOP"). The MSCC(SM) technology is currently being used at a major U.S. refinery. TARC believes that this technology will improve product yields and quality in comparison to conventional catalytic cracking processes. TARC also plans to add a catalyst cooler, which will make the unit capable of processing significant quantities of atmospheric residual feedstocks.

     The FCC Unit will produce refinery fuel, propane, butane, light olefins, gasoline blendstock, No. 2 fuel oil, and a residual product (decant/slurry oil). Light olefins will be processed in the Alkylation Unit for further upgrade. Other materials will be blended to finished products or consumed in the refinery.

     Process engineering for the MSCC(SM) technology has been completed by UOP. Raytheon Engineers and Constructors Inc. ("Raytheon") is providing detailed design engineering and is managing construction of the FCC Unit. All major equipment has been procured, delivered and erected.

     FCC Flue Gas Scrubber. TARC plans to install a scrubber for the FCC flue gases to reduce particulate and sulfur dioxide emissions. The flue gas scrubber has been designed and fabricated by Belco Technologies Inc., and is being erected under a fixed price contract.

     Alkylation Unit. Light olefins from the FCC Unit are converted to high octane gasoline blendstock (alkylate) in the Alkylation Unit. Alkylate is a relatively clean burning fuel component important in the production of environmentally sensitive gasolines. The Alkylation Unit will be reactivated and expanded to an ultimate capacity of approximately 26,000 Bpd of alkylate product by installing four new contactors and two new settlers designed by Stratco Inc. and a new refrigeration system. Remaining work includes inspection and testing of the equipment in the existing unit and installation of a new electronic instrumentation system. Fluor Daniel is providing engineering and construction management services for this work.

     Offsite Facilities/Tankage. Additional capacity will be installed for cooling water, steam, plant air, instrument air and electrical distribution. Construction of nine tanks, with aggregate capacity of one million barrels, will be completed. Other piping, electrical and instrumentation equipment will be installed to connect the Phase II process units with the refinery and new storage tanks.

     Other. TARC is required to perform HAZOP analysis of the refinery process units added during Phase II as required by OSHA regulations.

  CAPITAL BUDGET AND EXPENDITURES

     The following table sets forth certain information with respect to the Capital Improvement Program, including the budget as of June 13, 1997 and expenditures as of January 31, 1998.

                                                  BUDGET         EXPENDITURES TO      DAILY
                                              TO COMPLETE(1)   JANUARY 31, 1998(2)   CAPACITY
                                              --------------   -------------------   --------
                                               (DOLLARS IN         (DOLLARS IN
                                                MILLIONS)           MILLIONS)         (BPD)
PHASE I:
  Crude Unit................................       $  3              $  3.7          200,000
  Delayed Coking Unit.......................         27                45.2           75,000
  Naphtha Pretreater........................         12                 7.1           30,000
  No. 2 Reformer............................          9                 0.7           12,000
  HDS Unit..................................         24                11.8           60,000
  Sulfur Recovery System....................         53                23.8              370(4)
  Offsite Facilities/Tankage................         46                33.3              N/A
  Other.....................................          3                 0.4              N/A
  Engineering and Administrative............          7                 8.0              N/A
  Contingencies(3)..........................         39                  --              N/A
                                                   ----              ------
          Total Phase I.....................        223               134.0
                                                   ----              ------
PHASE II:
  FCC Unit..................................        115                67.9          100,000
  FCC Flue Gas Scrubber.....................         14                 5.5              N/A
  Alkylation Unit...........................         24                 6.6           26,000
  Offsite Facilities/Tankage................         26                 1.0              N/A
  Other.....................................          2                  --              N/A
  Engineering and Administrative............          3                  --              N/A
  Contingencies(3)..........................         20                  --              N/A
                                                   ----              ------
          Total Phase II....................        204                81.0
                                                   ----              ------
          Total Phase I and Phase II........       $427              $215.0
                                                   ====              ======

---------------

(1) Budget as of June 13, 1997 for estimated expenditures from June 13, 1997 to completion. See "-- Capital Budget Status"

(2) From June 13, 1997 through January 31, 1998.

(3) To the extent expenditures have exceeded or are expected to exceed the approved capital budget for a unit or units, the contingencies portion of the budget is allocated to specific units. As of January 31, 1998, the entire contingencies portion of the budget has been allocated to specific units.

(4) Units are LT/D. Capacity can be increased to 510 LT/D with oxygen enrichment.

CAPITAL BUDGET STATUS

     As of April 30, 1998, TARC was in the process of preparing information for the Construction Supervisor in connection with the Construction Supervisor's bimonthly report, to be finalized by the Construction Supervisor in May. TARC believes that the report will indicate the necessity for expenditures in excess of the budget of up to approximately $45 million, of which approximately $30 million will be allocated to Phase I. These estimates are preliminary, and may change in the May report. Cash available in the TARC Disbursement Account is sufficient to fund the projected remaining costs of Phase I. Although there can be no assurance, TARC believes that cash available in the TARC Disbursement Account, other cash on hand (exclusive of any proceeds of the issuance of Port Commission Bonds, discussed below), and anticipated cash flow from operation of certain Phase I units will be sufficient to fund the projected remaining costs of Phase II.

COMPLETION STATUS

     TARC anticipates Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in May 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999, ending January 31, 1999. TARC expects to complete both Phase I and Phase II in advance of the Phase I completion date required by the TEC Indenture.

PORT COMMISSION BONDS

     TARC and the South Louisiana Port Commission ("Port Commission") have entered into a preliminary agreement for the issuance of revenue bonds which, if issued, are expected to provide net proceeds to TARC of approximately $50 million. Of such proceeds, TARC anticipates that approximately $35 million would be available to fund construction of facilities included in the Capital Improvement Program budget. The Port Commission would own a coke handling system and certain tank storage and dock facilities. TARC would operate such facilities pursuant to a long-term (25-year) lease. TARC is currently working with an underwriter to structure an offering of revenue bonds pursuant to this preliminary agreement. There can be no assurance, however, that the issuance of an such tax-exempt bonds will occur.

FEEDSTOCK FINANCING ARRANGEMENTS AND PROCESSING AGREEMENTS

     During periods of limited operations, TARC has entered into financing arrangements in order to maintain an available supply of feedstocks. Typically, TARC entered into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to TARC's refinery. TARC paid through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchased the cargo, and TARC committed to purchase, at a later date, the cargo at an agreed priced plus commission and costs. TARC also placed margin deposits with the third party to permit the third party to hedge its price risk. TARC purchased these cargos in quantities sufficient to maintain expected operations and was obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery was not operating, these cargos could be sold on the spot market.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by TARC is based on the margin, if any, earned by the third party from product sales, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed
6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998 and 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment.

PRICE MANAGEMENT ACTIVITIES

     In order to mitigate the commodity price risks associated with the refining business, TARC has previously entered, and may in the future enter, into futures contracts, options on futures, swap agreements and forward sale agreements commensurate with its inventory levels and feedstock requirements and as permitted under TARC's debt instruments. If TARC believes it can capitalize on favorable market conditions, it will attempt to utilize the futures market to fix a portion of its crude oil costs and refined products values. This hedging strategy is designed to retain the value of a portion of its work-in-process inventory.

CRUDE OIL AND FEEDSTOCK SUPPLY

     TARC has no crude oil reserves and is not engaged in the exploration for crude oil. TARC plans to obtain all its crude oil requirements from unaffiliated sources. Although TARC currently has no long-term supply contracts, it has entered into negotiations with a major supplier of heavy, sour crude oil and is in discussions with two other suppliers. TARC expects to be able to purchase feedstocks on the spot market as needed and believes that it will have access to adequate supplies of crude oil it intends to process; however, there can be no assurance that such supplies will be available on favorable terms.

     Crude oil prices are affected by a variety of factors that are beyond the control of TARC. The principal factors currently influencing prices include the pricing and production policies of members of the Organization of Petroleum Exporting Countries, the availability to world markets of production from Kuwait, Iraq and Russia and the worldwide and domestic demand for oil and refined products. Oil pricing will continue to be unpredictable and greatly influenced by governmental and political forces.

     The refinery has a variety of available options for the receipt of feedstocks. The Mississippi River permits delivery of feedstocks from both barge and ocean-going vessels. TARC has four ship docks and a barge dock on the Mississippi River. TARC's title to and continued use of these facilities is subject to the rights of the government and public use. TARC's ship dock can accommodate 100,000 deadweight ton ("dwt") tankers that draw less than 45 feet of water, or up to 200,000 dwt tankers that have been partially offloaded and draw less than 45 feet of water. The barge dock provides access to smaller cargos of intermediate feedstocks such as VGOs or atmospheric residuals. Additionally, TARC is connected to a Shell Oil Company ("Shell") crude pipeline that provides access to Louisiana Offshore Oil Port's 24-inch pipeline network, thereby permitting TARC to receive large quantities of foreign crude oil. This pipeline also provides access to Louisiana and other domestic crudes.

PRODUCT DISTRIBUTION

     TARC currently has no long-term sales contracts. Major market areas for TARC's refined products will include the Gulf Coast region, the Mississippi River Valley and the East Coast of the United States, as well as foreign markets. TARC's refined products will be transported by pipeline, rail tanker, ocean-going vessel and tank truck. TARC's refinery is connected, through third-party pipelines, to two major Gulf Coast common carrier pipelines, the Colonial and the Plantation, which will permit transportation of the refinery's products to East Coast markets. Products can be discharged into these pipelines at rates of up to 15,000 Bbls per hour. TARC is also connected to several pipelines designed to transfer refined products to a nearby refinery operated by Shell. Railroad lines serve the refinery and adjacent industries. TARC's barge and ship docks provide access to the Mississippi River and the intracoastal waterway.

TANK STORAGE ACQUISITION

     On September 9, 1997, TARC acquired tank storage facilities and property located adjacent to TARC's refinery for $40 million. The acquired assets included approximately 5.5 million barrels of tank storage capacity for crude oil, feedstocks and finished products, and three docks on the Mississippi River, as well as almost 500 acres of undeveloped wetlands. TARC is integrating the tank storage and terminal facilities with its refinery offsites systems and is leasing to other persons storage that is not needed for its own operations.

FOREIGN TRADE ZONE

     The refinery is approved for purposes of processing foreign crude to operate as a foreign trade zone. This allows the refinery to realize the benefits of processing foreign crude and exporting the products duty free or deferring the duty on products sold domestically.

INSURANCE

     TARC maintains insurance in accordance with customary industry practices to cover some, but not all, risks. TARC currently maintains property insurance for the refinery in an amount and with deductibles that management believes will allow TARC to survive damage to the refinery. TARC plans to increase insurance coverage amounts from time to time as it completes certain portions of the Capital Improvement Program.

SEASONALITY

     TARC anticipates that its operations will be subject to significant fluctuations in seasonal demand. In TARC's markets, demand for gasoline is typically higher during the first and second quarters of TARC's fiscal year. During winter months, demand for heating oil increases. The refinery is designed, upon completion of the Capital Improvement Program, to change its product yields to take advantage of seasonal demands.

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

EMPLOYEES

     As of January 31, 1998, TARC had approximately 450 employees and will employ additional personnel as required by its operations and may engage the services of engineering and other consultants from time to time. Currently, none of TARC's employees is a party to a collective bargaining agreement.

     Since July 1994, Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors"), a subsidiary of TransAmerican, has provided construction personnel to TARC in connection with construction at the refinery. Southeast Contractors will continue to provide construction personnel to TARC as required to implement the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the reactivation of the refinery during the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs, which consist solely of employee payroll and benefits plus administrative costs and fees. Such administrative costs and fees charged to TARC may be up to $2 million per year. As of January 31, 1998, Southeast Contractors was providing approximately 2,500 construction workers to TARC. The Equal Employment Opportunity Commission (the "EEOC") has initiated an investigation into the employment practices of TARC and Southeast Contractors alleging discriminatory hiring and promotion practices. See "-- Legal Proceedings."

ENVIRONMENTAL MATTERS

     See Note 14 of Notes to Financial Statements for a discussion of environmental matters affecting TARC.

OTHER GOVERNMENTAL REGULATIONS

     TARC must also comply with federal and state laws and regulations promulgated by the Department of Transportation for the movement of volatile and flammable materials, the U.S. Coast Guard for marine operations and oil spill prevention and the Occupational Safety and Health Administration ("OSHA") for worker and job site safety. To comply with OSHA regulations, TARC must conduct extensive Process Safety Management and Hazardous Operations reviews prior to placing units into service. TARC has budgeted funds in the Capital Improvement Program to comply with all of these requirements.

ITEM 2. PROPERTIES

     TARC owns the approximately 457-acre site on which the refinery and tank storage facility are located. TARC also owns approximately 500 acres of wetlands adjacent to the refinery site. TARC leases office space in Houston, Texas from TransTexas.

TITLE INSURANCE

     TARC has obtained a lender's title insurance policy in the amount of $859 million for the benefit of the Trustee under the TEC Notes Indenture (the "Trustee") to insure against certain claims made against title to the refinery parcel site. The title insurance policy is reinsured through various title insurance companies in the United States. The ability to successfully recover under the policy is dependent on the creditworthiness of the title company and its reinsurers at the time of the claim and any defenses that the title insurers and its reinsurers may have. The title insurance policy does not insure TARC or the Trustee for defects, liens, encumbrances, adverse claims or other matters known to TARC that affect the validity of the mortgage or title to the refinery. There can be no assurance that the amount of title insurance will be sufficient to cover any losses incurred by TARC or the Trustee as a result of a title defect impairing the ability to use the refinery site or that the title insurers will be able to fulfill their financial obligations under the title insurance policy. The title insurance policy contains customary exceptions to coverage, including taxes not yet due and payable, riparian rights and numerous servitudes, rights of way, rights of access and other encroachments in favor of utilities, railroads, pipelines and adjacent refineries and tank farms, as well as exceptions for (i) government claims with respect to, and public rights to use, TARC's property located between the Mississippi River and the road upon which pipe racks and TARC's docking facilities are located, (ii) a right of first refusal in favor of an adjacent landowner with respect to a certain portion of property which, in the event exercised, may require TARC to relocate at its expense certain pipelines that connect various refinery parcels, (iii) tax benefits that have been conveyed to certain tax lessors, (iv) the priority of liens that may be filed by materialmen and mechanics in connection with the Capital Improvement Program and (v) any rights of creditors pursuant to federal or state bankruptcy and insolvency laws, which rights may affect the enforceability of the mortgage securing the TARC Intercompany Loan.

ITEM 3. LEGAL PROCEEDINGS

     See Note 14 of Notes to Financial Statements for a discussion of TARC's legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of TARC's security holders during the three months ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for TARC's common stock. On April 30, 1998, there was one holder of TARC's common stock.

     TARC has not paid any cash dividends on its capital stock since inception. TARC's ability to pay dividends is restricted by TARC's debt instruments and will depend in part upon TARC's debt levels. In determining whether to declare and pay a dividend, the Board of Directors will consider various other factors, including TARC's capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     On January 29, 1996, TARC changed its fiscal year end for financial reporting purposes from July 31 to January 31. The following table sets forth selected financial data of TARC as of and for each of the three years ended January 31, 1998, the six months ended January 31, 1996 and 1995 and each of the three years ended July 31, 1995. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto. The financial data for fiscal year ended July 31, 1993 represent the results of operations and financial position of TARC prior to the reactivation of the refinery. During this period, TARC had only maintenance expenses and lease income from storage facilities. The data for the year ended July 31, 1994 reflects limited operations of the refinery and expenses related to reactivation of portions of the refinery. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. TARC does not consider its historical results to be indicative of future results.

                                                                       SIX MONTHS ENDED
                                       YEAR ENDED JANUARY 31,             JANUARY 31,            YEAR ENDED JULY 31,
                                 ----------------------------------   -------------------   ------------------------------
                                   1998        1997          1996       1996       1995       1995       1994       1993
                                 ---------   --------      --------   --------   --------   --------   --------   --------
                                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Product sales................  $      --   $ 10,857      $176,229   $107,237   $ 71,035   $140,027   $174,143   $     --
  Other........................      2,828         --             1         --        551        552      3,035      5,178
                                 ---------   --------      --------   --------   --------   --------   --------   --------
        Total revenues.........      2,828     10,857       176,230    107,237     71,586    140,579    177,178      5,178
  Operating costs and
    expenses...................     30,030     54,004       206,798    121,770     86,383    171,411    187,208     13,238
  General and administrative
    expenses(1)................     19,196     11,848        12,610      7,438      8,442     13,614      4,496     11,341
                                 ---------   --------      --------   --------   --------   --------   --------   --------
  Operating loss...............    (46,398)   (54,995)      (43,178)   (21,971)   (23,239)   (44,446)   (14,526)   (19,401)
  Equity in income (loss)
    before extraordinary item
    of TransTexas..............     44,552     12,325        (2,584)      (156)        --     (2,428)        --         --
  Other income (expense).......    (15,251)    52,076(4)     (9,999)    (3,944)        89     (5,966)    (2,827)        28
  Extraordinary items (2)......    (94,911)        --       (11,497)        --         --    (11,497)        --         --
  Net income (loss)............   (112,008)     9,406       (67,258)   (26,071)   (23,150)   (64,337)   (17,353)   (19,373)
  Net income (loss) per common
    share:(3)
    Basic......................      (3.73)      0.31         (2.24)     (0.87)     (0.77)     (2.14)     (0.58)     (0.65)
    Diluted....................      (3.73)      0.25         (2.24)     (0.87)     (0.77)     (2.14)     (0.58)     (0.65)
  Dividends declared per common
    share(5)...................         --         --            --         --         --         --         --         --

                                                          JANUARY 31,                             JULY 31,
                                          -------------------------------------------   -----------------------------
                                             1998        1997       1996       1995       1995       1994      1993
                                          ----------   --------   --------   --------   --------   --------   -------
BALANCE SHEET DATA:
  Working capital (deficit).............  $   70,501   $(40,814)  $(17,707)  $(35,509)  $  5,965   $(16,838)  $(1,494)
  Total assets..........................   1,195,449    564,241    518,323    229,462    499,879    176,327    70,900
  Total long-term liabilities...........     979,805    440,775    368,091    112,719    352,696     45,373    64,512
  Stockholder's equity..................     160,408     81,363     71,957     77,250     87,837    100,400     4,253

---------------

(1) Includes a charge to operations of approximately $2.2 million of intangible costs for the year ended January 31, 1998 and litigation accruals of $2.0 million, $4.5 million and $9.0 million for the six months ended January 31, 1996, and the years ended July 31, 1995 and 1993, respectively.

(2) Represents loss on early extinguishment of debt for the year ended January 31, 1998 and TARC's equity in the early extinguishment of debt at TransTexas for the years ended January 31, 1998 and 1996 and July 31, 1995.

(3) Gives retroactive effect to a 30,000-for-1 stock split effected in July
    1994.

(4) Includes a gain of $56.2 million related to the sale of 4.55 million shares of TransTexas stock in March 1996.

(5) TARC's debt instruments contain certain restrictions with respect to the payment of dividends on TARC's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with TARC's financial statements and notes thereto.

RESULTS OF OPERATIONS

  General

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if market conditions are favorable. TARC's decision to commence or suspend operations will depend on the availability of working capital, current operating margins and the need to tie-in units as they are completed. TARC does not consider its historical results to be indicative of future results.

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

  Year Ended January 31, 1998, Compared with the Year Ended January 31, 1997

     There were no product sales for the year ended January 31, 1998 as compared to $10.9 million for the year ended January 31, 1997, due primarily to TARC not operating the No. 2 Vacuum Unit since January 1997 and TARC's use during fiscal 1998 of processing arrangements pursuant to which TARC processed feedstocks owned by third parties (as opposed to TARC's purchase of feedstock and sale of refined product).

     Other revenues of $2.8 million for the year ended January 31, 1998 resulted primarily from rental income from TARC's tank storage facility acquired in September 1997.

     There were no costs of products sold for the year ended January 31, 1998 as compared to $11.5 million for the year ended January 31, 1997, due primarily to TARC not operating the No. 2 Vacuum Unit since January 1997 and TARC's use during fiscal 1998 of processing arrangements pursuant to which TARC processed feedstocks owned by third parties (as opposed to TARC's purchase of feedstock and sale of refined product).

     During 1997 and 1998, TARC entered into other processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.4 million and a loss of $7.1 million for the years ended January 31, 1998 and 1997, respectively. Income and losses were primarily due to unfavorable prices for refined products and unfavorable results of price management activities.

     Operations and maintenance expense for the year ended January 31, 1998 decreased $12.1 million to $11.8 million from $23.9 million for the year ended January 31, 1997, primarily due to TARC not operating the No. 2 Vacuum Unit since January 1997, a $1.9 million decrease in labor costs, and a decrease of $1.9 million in tank rentals due to the acquisition of a tank storage facility adjacent to the refinery and the settlement of a tank rental dispute during 1996.

     Depreciation and amortization expense for the year ended January 31, 1998 increased $1.2 million to $8.4 million from $7.2 million for the year ended January 31, 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

     General and administrative expenses increased $7.4 million to $19.2 million for the year ended January 31, 1998 from $11.8 million for the year ended January 31, 1997, primarily due to a charge to operations of approximately $2.2 million of certain intangible costs, increased fees of approximately $3.7 million related to a new services agreement entered into among TransAmerican, TEC, TARC and TransTexas and increased professional fees related to the modification and issuance of debt.

     Taxes other than income taxes for the year ended January 31, 1998 decreased $0.8 million to $3.4 million from $4.2 million for the year ended January 31, 1997, primarily due to decreased property tax expense.

     Loss on purchase commitments for the year ended January 31, 1998 consists of a $7.8 million loss related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and the Company intends to subject them to a processing agreement with the third party. TARC remains subject to market risk related to these barrels.

     Interest income for the year ended January 31, 1998 increased $5.0 million as compared to the year ended January 31, 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Interest expense for the year ended January 31, 1998 increased $39.9 million, primarily due to interest on the TARC Intercompany Loan and Senior Subordinated Notes. During the year ended January 31, 1998, TARC capitalized approximately $93.0 million of interest related to property and equipment additions at TARC's refinery compared to $68.8 million for the year ended January 31, 1997. The increase was primarily due to higher capital spending.

     Equity in income of TransTexas before extraordinary item for the year ended January 31, 1998 increased to $44.6 million as compared to $12.3 million for the year ended January 31, 1997, due primarily to a $543 million gain on the sale by TransTexas of a subsidiary. In September 1997, TARC sold approximately 8.5 million shares of TransTexas common stock pursuant to the TransTexas share repurchase program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC recognized equity in an extraordinary item of TransTexas of $(10.2) million for the year ended January 31, 1998. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and an exchange offer by TransTexas for its Subordinated Notes. The gain on the sale of TransTexas stock of $56.2 million for the year ended January 31, 1997 was a result of TARC's sale of 4.55 million shares of TransTexas common stock to third parties in March 1996. In April 1998, TARC distributed its remaining shares of TransTexas common stock to TEC.

     The additional loss on the early extinguishment of debt of $84.8 million for the year ended January 31, 1998 is a result of the completion of the TARC Notes Tender Offer as described in Note 8 of Notes to Financial Statements.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Total revenues for the year ended January 31, 1997 decreased to $10.9 million from $176.2 million for the same period in 1996, due primarily to a significant decrease in the purchase and processing of feedstocks for third parties compared to the prior year. During fiscal 1997, the refinery's principal activity was the processing of feedstocks pursuant to third party processing arrangements.

     Cost of products sold for the year ended January 31, 1997 decreased to $11.5 million from $185.3 million for the same period in 1996, due primarily to a significant decrease in the purchase and processing of feedstocks for third parties compared to the prior year.

     Losses from processing arrangements were $7.1 million for the year ended January 31, 1997, primarily due to price management activities. See "Liquidity and Capital Resources."

     Operations and maintenance expense for the year ended January 31, 1997 increased to $23.9 million from $12.5 million for the same period in 1996, primarily due to a write-off of approximately $6.5 million for assets included in construction work in process and not intended for use in the 1995 Program, an increase in fuel costs during the first six months of fiscal 1997, and higher contract labor costs.

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

     Interest income for the year ended January 31, 1997 decreased by $6.1 million as compared to the same period in 1996, primarily due to interest earned in 1996 on a higher balance held in a disbursement account. Interest expense, net, for the year ended January 31, 1997 decreased $13.8 million, primarily due to a larger portion of interest capitalized as well as a reduction of product financing costs in 1997 versus 1996. During the year ended January 31, 1997, TARC capitalized approximately $68.8 million of interest related to construction activities at TARC's refinery, compared to $41.5 million for the year ended January 31, 1996.

     The equity in income of TransTexas for the year ended January 31, 1997 of $12.3 million reflects TARC's 20.3% equity interest in TransTexas until TARC's sale of 4.55 million shares of TransTexas stock in March 1996 (which reduced TARC's interest in TransTexas to 14.1%). The increase of $14.9 million in the equity in income of TransTexas is primarily the result of higher gas prices and a favorable litigation settlement.

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

     Taxes other than income taxes for the six months ended January 31, 1996 decreased $1.4 million to $0.7 million from $2.1 million for the same period in 1995, primarily due to decreased property tax expense.

     Interest income for the six month period ended January 31, 1996 increased $2.3 million compared to the same period in 1995 due primarily to interest earned on long-term debt proceeds held in a disbursement account. Interest expense for the six month period ended January 31, 1996 increased $28.6 million due to interest accrued on long-term debt issued in February 1995, amortization of debt issue costs and financing costs associated with product purchases. During the six months ended January 31, 1996, TARC capitalized $26.2 million of interest related to construction activities associated with the 1995 Program.

LIQUIDITY AND CAPITAL RESOURCES

     Although TARC may operate the No. 2 Crude Unit and the No. 2 Vacuum Unit if it obtains a favorable processing arrangement, TARC anticipates that, until completion of the Delayed Coking Unit, its liquidity and capital needs will be limited to expenditures for the Capital Improvement Program, general and administrative expenses and refinery maintenance costs.

     TARC estimates that capital expenditures for the Capital Improvement Program will be $256 million and $0, respectively, during the fiscal years ending January 31, 1999 and 2000. TARC currently estimates that Capital Improvement Program costs may increase by as much as $45 million over the $427 million originally estimated. Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction. See "Business -- Capital Improvement Program -- Capital Budget Status" and
"-- Completion Status." If engineering problems, cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     With a portion of the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TARC in the original amount of $676 million (the "TARC Intercompany Loan"). The TARC Intercompany Loan will accrete principal at the rate of 16% per annum, compounded semi-annually until June 15, 1999 to a final accreted value of $920 million, and cash interest will thereafter accrue at a rate of 16% per annum, payable semi-annually. The TARC Intercompany Loan will mature on June 1, 2002. The TARC Intercompany Loan Agreement contains certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. If TARC's cash flow from operations is insufficient to pay interest as it becomes payable on the TARC Intercompany Loan, TARC may be required to attempt to sell debt or equity securities of TARC. There can be no assurance that proceeds from such sales would be adequate to pay interest due. TARC used approximately $103 million of the proceeds from the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer described below. Remaining proceeds have been or will be used for the Capital Improvement Program described in Note 2 of Notes to Financial Statements and for general corporate purposes.

     In June 1997, TransTexas implemented a share repurchase program pursuant to which it repurchased approximately 3.9 million shares of common stock from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares from TARC and TEC for an aggregate purchase price of approximately $201 million. TARC received $136.2 million of the purchase price, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. The amounts received by TEC and TARC were deposited in the TARC Disbursement Account.

     As of January 31, 1998, TARC and TEC had deposited an aggregate of approximately $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements are made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, the TEC Indenture Trustee, Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See Note 3 of Notes to Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. There is no assurance that the funds deposited in the TARC Disbursement Account will be adequate for their designated purposes. As of January 31, 1998, $225 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $18 million for accounts payable and general and administrative expenses and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

     On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million in debt issuance costs were written off and TARC recorded a total extraordinary charge of $84.8 million during the year ended January 31, 1998. As of January 31, 1998, TARC Mortgage Notes and TARC Discount Notes with a carrying value of approximately $14.4 million remained outstanding.

     On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date, as well as a call premium of 6%. The final redemption date is February 15, 1999.

     On December 30, 1997, TARC issued in a private offering 175,000 Units consisting of $175 million in aggregate principal amount of 16% Series A Senior Subordinated Notes due 2003 (the "Series A Subordinated Notes") and 175,000 warrants (the "December 1997 Warrants") to purchase 2,335,245 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $8 million, were approximately $167 million. Net proceeds of $8.2 million from the sale of the Units was allocated to the December 1997 Warrants. TARC deposited $119 million of the net proceeds into the TARC Disbursement Account for use in the Capital Improvement Program and deposited $42 million into an interest reserve account for interest payments on the Series A Senior Subordinated Notes through June 30, 1999. The remaining $6 million of net proceeds was used for general corporate purposes including the redemption and defeasance of the TARC Notes.

     On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of 16% Series C Senior Subordinated Notes due 2003 (the "Series C Senior Subordinated Notes" and, together with the Series A Senior Subordinated Notes, the "Senior Subordinated Notes") and 25,000 warrants (the "March 1998 Warrants" and, together with the December 1997 Warrants, the "Warrants") to purchase 333,606 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units was allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Senior Subordinated Notes from December 30, 1997 through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned by TARC is based on the margin, if any, earned by the third party from product sales, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed
6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998 and 1997, TARC was storing approximately 0.7 million and 1.0 million barrels, respectively, of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of a feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment and remains subject to market risk for these barrels.

     In July and September 1997, TARC received advances from TEC in the aggregate amount of $46 million. In November and December 1997, TARC repaid approximately $31 million in principal, and in December 1997 paid approximately $2.9 million in interest to TEC. See Note 9 of Notes to Financial Statements.

     In September 1997, TARC purchased a tank storage facility adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas of the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination on the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessments, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of January 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

     On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of the tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002. TARC deposited $7 million in an interest reserve account for interest payments on the Acquisition Note through June 15, 1999.

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

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1998 or fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flow. TARC also has contingent liabilities with respect to certain legal proceedings as more fully described in Note 14 of Notes to Financial Statements.

INFLATION AND CHANGES IN PRICES

     TARC's revenues and feedstock costs have been, and will continue to be, affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements for crude and refined products intended to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products, or for fixed price purchase commitments. TARC's policy is not to enter into fixed price or other purchase commitments in excess of anticipated processing requirements. TARC believes that these current and anticipated futures transactions do not and will not constitute speculative trading as specified under and prohibited by the TEC Notes Indenture.

RECENTLY ISSUED PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TARC effective February 1, 1998. TARC believes that adoption of this statement will not have a material impact on its financial statements.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position will be adopted by TARC effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred.

IMPACT OF YEAR 2000 ISSUE

     The year 2000 issue relates to computer programs or computerized equipment designed to use two digits rather than four digits to define the applicable year. As a result, computer systems with time-sensitive software may not accurately calculate, store or use a date subsequent to December 31, 1999. This could result in system failures or miscalculations and disruptions of operations, including among other things, a temporary inability to process transactions or engage in other normal business activities.

     In June 1997, management began a Company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, TARC began implementation of new client/server based systems which are anticipated to be completed by January 1999. TARC estimates the cost of upgrading its computer systems to be approximately $2 million. There can be no assurance that TARC will timely complete the implementation of the new systems. The year 2000 issue should not impact TARC's ability to continue refining, storage or sales activities.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K regarding TARC's financial position, business strategy, plans and objectives of management for future operations and expansion and modification of the refinery, including, but not limited to, words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TARC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, engineering problems, work stoppages, cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   20
Financial Statements:
  Balance Sheet.............................................   21
  Statement of Operations...................................   22
  Statement of Stockholder's Equity.........................   23
  Statement of Cash Flows...................................   24
  Notes to Financial Statements.............................   25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors
TransAmerican Refining Corporation:

     We have audited the accompanying balance sheet of TransAmerican Refining Corporation (the "Company" or "TARC") as of January 31, 1998 and 1997 and the related statements of operations, stockholder's equity and cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995. These financial statements are the responsibility of TARC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Refining Corporation as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that TARC will continue as a going concern. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements, including debt service and losses on refinery product sales and processing arrangements. There is no assurance that the Company can complete its refinery construction and expansion program, fund its future working capital requirements and achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. Management's plans are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
April 30, 1998

                       TRANSAMERICAN REFINING CORPORATION

                                 BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                    JANUARY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
Current assets:
  Cash and cash equivalents.................................  $   10,021    $     613
  Restricted cash held in disbursement accounts.............      71,563           --
  Cash restricted for interest..............................      32,823           --
  Investments held in trust.................................       9,114           --
  Accounts receivable.......................................         870           --
  Receivable from affiliates................................          --           22
  Other.....................................................       1,346          654
                                                              ----------    ---------
          Total current assets..............................     125,737        1,289
                                                              ----------    ---------
Property and equipment......................................     939,780      555,816
Less accumulated depreciation and amortization..............      25,257       16,930
                                                              ----------    ---------
          Net property and equipment........................     914,523      538,886
                                                              ----------    ---------
Restricted cash held in disbursement accounts...............      60,166           --
Cash restricted for interest................................      16,348           --
Investments held in trust...................................       8,591           --
Receivable from affiliates..................................       1,655          393
Other assets, net...........................................      68,429       23,673
                                                              ----------    ---------
                                                              $1,195,449    $ 564,241
                                                              ==========    =========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................  $   32,022    $  20,033
  Payable to affiliates.....................................       6,976        7,094
  Accrued liabilities.......................................       9,528       14,976
  Current maturities of long-term debt......................       6,710           --
                                                              ----------    ---------
          Total current liabilities.........................      55,236       42,103
                                                              ----------    ---------
Payable to affiliates.......................................       3,825        6,674
Long-term debt, less current maturities.....................     210,666      365,730
Notes payable to affiliate..................................     760,266       46,589
Investment in TransTexas....................................          --       20,706
Other.......................................................       5,048        1,076
Commitments and contingencies (Note 14).....................          --           --
Stockholder's equity:
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and outstanding...         300          300
  Additional paid-in capital................................     439,566      248,513
  Accumulated deficit.......................................    (279,458)    (167,450)
                                                              ----------    ---------
          Total stockholder's equity........................     160,408       81,363
                                                              ----------    ---------
                                                              $1,195,449    $ 564,241
                                                              ==========    =========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                   SIX MONTHS ENDED
                                                YEAR ENDED JANUARY 31,               JANUARY 31,          YEAR ENDED
                                          ----------------------------------    ----------------------     JULY 31,
                                            1998        1997        1996          1996        1995           1995
                                          ---------   --------   -----------    --------   -----------    ----------
                                                                 (UNAUDITED)               (UNAUDITED)
Revenues:
  Product sales.........................  $      --   $ 10,857    $176,229      $107,237    $ 71,035       $140,027
  Other.................................      2,828         --           1            --         551            552
                                          ---------   --------    --------      --------    --------       --------
        Total revenues..................      2,828     10,857     176,230       107,237      71,586        140,579
                                          ---------   --------    --------      --------    --------       --------
Costs and expenses:
  Cost of products sold.................         --     11,544     185,277       110,052      73,862        149,087
  Processing arrangements, net..........     (1,413)     7,090          --            --          --             --
  Operations and maintenance............     11,834     23,945      12,482         7,910       7,727         12,299
  Depreciation and amortization.........      8,416      7,225       6,308         3,159       2,706          5,855
  General and administrative............     19,196     11,848      12,610         7,438       8,442         13,614
  Taxes other than income taxes.........      3,369      4,200       2,731           649       2,088          4,170
  Loss on purchase commitment...........      7,824         --          --            --          --             --
                                          ---------   --------    --------      --------    --------       --------
        Total costs and expenses........     49,226     65,852     219,408       129,208      94,825        185,025
                                          ---------   --------    --------      --------    --------       --------
        Operating loss..................    (46,398)   (54,995)    (43,178)      (21,971)    (23,239)       (44,446)
                                          ---------   --------    --------      --------    --------       --------
Other income (expense):
  Interest income.......................      5,190        204       6,346         2,263           4          4,087
  Interest expense......................   (113,400)   (73,503)    (59,994)      (32,180)     (3,540)       (31,354)
  Interest capitalized..................     92,954     68,840      41,543        26,202       3,509         18,850
  Equity in income (loss) before
    extraordinary item of TransTexas....     44,552     12,325      (2,584)         (156)         --         (2,428)
  Other income (expense)................          5     56,535       2,106          (229)        116          2,451
                                          ---------   --------    --------      --------    --------       --------
        Total other income (expense)....     29,301     64,401     (12,583)       (4,100)         89         (8,394)
                                          ---------   --------    --------      --------    --------       --------
  Income (loss) before extraordinary
    items...............................    (17,097)     9,406     (55,761)      (26,071)    (23,150)       (52,840)
  Extraordinary items:
  Equity in extraordinary loss
    of TransTexas.......................    (10,158)        --     (11,497)           --          --        (11,497)
  Loss on the early extinguishment of
    debt................................    (84,753)        --          --            --          --             --
                                          ---------   --------    --------      --------    --------       --------
        Net income (loss)...............  $(112,008)  $  9,406    $(67,258)     $(26,071)   $(23,150)      $(64,337)
                                          =========   ========    ========      ========    ========       ========
Basic net income (loss) per share:
  Income (loss) before extraordinary
    items...............................  $   (0.57)  $   0.31    $  (1.86)     $  (0.87)   $  (0.77)      $  (1.76)
  Extraordinary items...................      (3.16)        --       (0.38)           --          --          (0.38)
                                          ---------   --------    --------      --------    --------       --------
                                          $   (3.73)  $   0.31    $  (2.24)     $  (0.87)   $  (0.77)      $  (2.14)
                                          =========   ========    ========      ========    ========       ========
Diluted net income (loss) per share:
  Income (loss) before extraordinary
    items...............................  $   (0.57)  $   0.25    $  (1.86)     $  (0.87)   $  (0.77)      $  (1.76)
  Extraordinary items...................      (3.16)        --       (0.38)           --          --          (0.38)
                                          ---------   --------    --------      --------    --------       --------
                                          $   (3.73)  $   0.25    $  (2.24)     $  (0.87)   $  (0.77)      $  (2.14)
                                          =========   ========    ========      ========    ========       ========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK                                         TOTAL
                                            ---------------     ADDITIONAL      ACCUMULATED   STOCKHOLDER'S
                                            SHARES   AMOUNT   PAID-IN CAPITAL     DEFICIT        EQUITY
                                            ------   ------   ---------------   -----------   -------------
Balance at July 31, 1994..................  30,000    $300       $186,548        $ (86,448)     $ 100,400
  Net loss................................      --      --             --          (64,337)       (64,337)
  Issuance of warrants....................      --      --         23,300               --         23,300
  Equity contribution by TransAmerican....      --      --         71,170               --         71,170
  Contribution of TransTexas stock by
     TEC..................................      --      --        (32,505)              --        (32,505)
                                            ------    ----       --------        ---------      ---------
Balance at July 31, 1995..................  30,000     300        248,513         (150,785)        98,028
  Net loss................................      --      --             --          (26,071)       (26,071)
                                            ------    ----       --------        ---------      ---------
Balance at January 31, 1996...............  30,000     300        248,513         (176,856)        71,957
  Net income..............................      --      --             --            9,406          9,406
                                            ------    ----       --------        ---------      ---------
Balance at January 31,1997................  30,000     300        248,513         (167,450)        81,363
  Net loss................................      --      --             --         (112,008)      (112,008)
  Stock repurchase by TransTexas..........      --      --        124,485               --        124,485
  Purchase of warrants by parent..........      --      --         10,398               --         10,398
  Allocation of debt issue costs by TEC...      --      --         30,768               --         30,768
  Contributions by TEC....................      --      --         13,726               --         13,726
  Issuance of warrants....................      --      --         11,676               --         11,676
                                            ------    ----       --------        ---------      ---------
Balance at January 31, 1998...............  30,000    $300       $439,566        $(279,458)     $ 160,408
                                            ======    ====       ========        =========      =========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                   SIX MONTHS ENDED
                                                 YEAR ENDED JANUARY 31,               JANUARY 31,         YEAR ENDED
                                           ----------------------------------   -----------------------    JULY 31,
                                             1998        1997        1996         1996         1995          1995
                                           ---------   --------   -----------   ---------   -----------   ----------
                                                                  (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss)......................  $(112,008)  $  9,406    $ (67,258)   $ (26,071)   $(23,150)    $ (64,337)
  Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
    Loss on the early extinguishment
      of debt............................     84,753         --           --           --          --            --
    Depreciation and amortization........      8,416      7,225        6,308        3,159       2,706         5,855
    Litigation...........................         --         --        2,000        2,000       4,500         4,500
    Amortization of discount on long-term
      debt...............................     16,345         83       11,062        3,389          --         7,673
    Amortization of debt issue costs.....      1,108          6          790          238          --           552
    Equity in net (income) loss of
      TransTexas.........................    (34,394)   (12,325)      14,081          156          --        13,925
    Inventory write-down.................         --         --        5,671        4,406          --         1,265
    Gain on the sale of TransTexas
      stock..............................         --    (56,162)          --           --          --            --
    Loss on disposition of equipment.....         --      6,513           --           --          --            --
    Changes in assets and liabilities:
      Accounts receivable................       (870)       121        1,340        3,671       6,901         4,570
      Inventories........................         --         25       (4,070)       7,242       3,063        (8,249)
      Other current assets...............       (692)     4,825       (5,258)       1,765        (221)       (7,244)
      Accounts payable...................      2,631      4,000       (4,260)      (1,675)       (105)       (2,690)
      Payable to affiliate, net..........        203      6,077        1,530        1,979        (765)       (1,214)
      Accrued liabilities................     (5,350)       953         (886)      (3,132)     (4,871)       (2,625)
      Other assets.......................     (3,533)        63       (2,818)        (130)        562        (2,126)
      Other liabilities..................      3,366        474         (157)          --        (102)         (259)
                                           ---------   --------    ---------    ---------    --------     ---------
        Net cash used by operating
          activities.....................    (40,025)   (28,716)     (41,925)      (3,003)    (11,482)      (50,404)
                                           ---------   --------    ---------    ---------    --------     ---------
Investing activities:
  Capital expenditures...................   (284,458)   (86,581)    (174,633)    (119,565)    (52,306)     (107,374)
  Prepaid capital expenditures...........    (24,216)        --           --           --          --            --
  Proceeds from the sale of
    TransTexas stock.....................    136,158     42,607           --           --          --            --
  Increase in investments held in
    trust................................    (17,706)        --           --           --          --            --
                                           ---------   --------    ---------    ---------    --------     ---------
        Net cash used by investing
          activities.....................   (172,516)   (43,974)    (174,633)    (119,565)    (52,306)     (107,374)
                                           ---------   --------    ---------    ---------    --------     ---------
Financing activities:
  Issuance of long-term debt.............    247,000         --      300,750           --          --       300,750
  Issuance of notes payable to
    affiliate............................    725,649         --           --           --          --            --
  Retirement of long-term debt...........   (470,583)        --           --           --          --            --
  Increase in debt proceeds held in
    disbursement accounts................   (425,404)   (26,549)    (173,000)          --          --      (173,000)
  Withdrawals from disbursement
    accounts.............................    293,675     50,949      148,595      116,452          --        32,143
  Increase in cash restricted for
    interest.............................    (49,171)        --           --           --          --            --
  Advances from affiliates...............     15,026     49,152       17,333       16,698      86,925        87,560
  Repayment of advances and notes payable
    to affiliates........................   (100,990)    (1,925)     (53,450)     (13,450)    (20,000)      (60,000)
  Capital contributions from affiliate...     13,726         --           --           --          --            --
  Debt issue costs.......................     (7,981)        --      (20,479)          --      (3,126)      (23,605)
  Principal payments on capital lease and
    seller financed obligations..........     (1,292)    (1,103)        (458)        (458)         --            --
                                           ---------   --------    ---------    ---------    --------     ---------
        Net cash provided by financing
          activities.....................    221,949     70,524      219,291      119,242      63,799       163,848
                                           ---------   --------    ---------    ---------    --------     ---------
        Increase (decrease) in cash and
          cash equivalents...............      9,408     (2,166)       2,733       (3,326)         11         6,070
Beginning cash and cash equivalents......        613      2,779           46        6,105          35            35
                                           ---------   --------    ---------    ---------    --------     ---------
Ending cash and cash equivalents.........  $  10,021   $    613    $   2,779    $   2,779    $     46     $   6,105
                                           =========   ========    =========    =========    ========     =========

    The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
        (INFORMATION WITH RESPECT TO THE YEAR ENDED JANUARY 31, 1996 AND
              INTERIM PERIOD ENDED JANUARY 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of TARC

     TransAmerican Refining Corporation, a Texas corporation (the "Company" or "TARC"), owns facilities for the refining and storage of crude oil and petroleum products. TARC's refinery is located in the Gulf Coast region along the Mississippi River approximately 20 miles from New Orleans, Louisiana. TARC was incorporated in September 1987 for the purpose of holding and eventually operating certain refinery assets previously held by TransAmerican Natural Gas Corporation ("TransAmerican") and its subsidiaries. In 1987, TransAmerican transferred substantially all of its refinery assets at net book value to TARC.

     From 1987 through 1993, TARC incurred operating losses principally as a result of maintaining its idled refinery. The refinery was operated intermittently between March 1994 and January 1997 based on operating margins and has continued to incur operating losses. In June 1997, TARC commenced a two-phase construction and expansion program on its refinery designed to increase the capacity and complexity of the refinery (the "Capital Improvement Program"). See Note 2.

     TARC is a wholly owned subsidiary of TransAmerican Energy Corporation ("TEC") which is a wholly owned subsidiary of TransAmerican. In 1994, TransAmerican formed TEC to hold certain shares of common stock of TransTexas Gas Corporation ("TransTexas") and all of TARC's capital stock.

  Change in Fiscal Year

     On January 29, 1996, the Board of Directors approved a change in TARC's fiscal year end for financial reporting purposes from July 31 to January 31. The financial statements include presentation of the year ended January 31, 1997, the six months ended January 31, 1996 (the "Transition Period") and the comparable prior year periods which are unaudited.

  Cash and Cash Equivalents

     TARC considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Cash equivalents in restricted accounts are excluded from cash and are classified in accordance with the terms of the restrictions.

  Inventories

     TARC's inventories consist primarily of feedstocks and refined products and are stated at the lower of average cost or market. TARC wrote down the value of its inventories by approximately $4.4 million and $1.3 million at January 31, 1996 and July 31, 1995, respectively, to reflect existing market prices.

  Price Management Activities

     TARC's revenues and feedstock costs have been and will continue to be affected by changes in the prices of petroleum and petroleum products. TARC's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond TARC's control.

     From time to time, TARC enters into futures contracts, options on futures, swap agreements and forward sale agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory, or fixed price purchase commitments. Commitments involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular instrument and credit risk, which represents the potential loss if a counterparty is unable to perform.

                       TRANSAMERICAN REFINING CORPORATION

Under the guidelines of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80"), gains and losses associated with such transactions that meet the hedge criteria in SFAS 80 will be deferred and recognized when the related products are sold. Those transactions which do not meet the hedging criteria in SFAS 80 are recorded at market value and marked to market each period resulting in a gain or a loss which is recorded in other income in the period in which a change in market value occurs.

  Investments

     Investments in fixed income securities are classified as held to maturity and are carried at amortized cost. Short-term investments are carried at cost, which approximates market value. The realized gain or loss on investment transactions is determined on the basis of specific identification and is included in earnings on the trade date.

  Property and Equipment

     Property and equipment acquired subsequent to 1983, including assets transferred from TransAmerican in 1994, are stated at TransAmerican's or TARC's historical cost. During the period from 1987 through August 1993, property and equipment acquired prior to 1983 were carried at estimated net realizable value and no depreciation expense was charged. New or refurbished units are depreciated as placed in service. Depreciation of refinery equipment and other buildings and equipment, including assets acquired under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

     The cost of repairs and minor replacements is charged to operating expense. The cost of renewals and improvements are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the statement of operations. Impairment of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Events or circumstances that may indicate impairment may include, among others, a prolonged shutdown of the refinery or a prolonged period of negative or low refining margins.

  Maintenance Turnaround Costs

     A turnaround consists of a complete shutdown, inspection and maintenance of a unit. The estimated costs of turnarounds are accrued over the period to the next scheduled turnaround, which is generally greater than one year.

  Environmental Remediation Costs

     Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Expenditures relating to an existing condition caused by past operations that do not have future economic benefits are expensed. Liabilities for these expenditures are provided when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable.

  Debt Issue Costs

     Debt issue costs are deferred and amortized to interest expense over the scheduled maturity of the debt utilizing the interest method.

                       TRANSAMERICAN REFINING CORPORATION

  Stockholder's Equity

     Stockholder's equity was retroactively adjusted to reflect a 30,000-for-1 stock split which was effective in July 1994. In July 1994, TARC increased its authorized capital to 100,000,000 shares and decreased the par value of its common stock from $1.00 to $0.01.

  Defined Contribution Plan

     TARC, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. TARC matches 10%, 20% or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. All contributions are currently funded. TARC recognized approximately $83,000, $75,000, $32,000, and $41,000 of expenses related to the Defined Contribution Plan for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995.

  Revenue Recognition

     TARC recognizes revenue from sales of refined products in the period of delivery and other revenue in the period in which the service has been provided.

  Concentration of Credit Risk

     Financial instruments which potentially expose TARC to credit risk consist principally of cash, trade receivables and forward contracts. TARC selects depository banks based on management's review of the stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, there have been no losses incurred due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant petroleum activities, who would be impacted by conditions or occurrences affecting that industry. All futures contracts were with major brokerage firms and, in the opinion of management, did not expose TARC to any undue credit risks. See Note 14.

     TARC performs ongoing credit evaluations and, generally, requires no collateral from its customers. For the year ended January 31, 1998, TARC processed feedstocks from one customer which accounted for 100% of the net processing arrangement income, and three customers accounted for 76% of storage revenues. For the year ended January 31, 1997, TARC had two customers which accounted for 96% of total revenues. For the six months ended January 31, 1996, TARC had three customers which accounted for 41% of total revenues. For the year ended July 31, 1995, TARC had two customers which accounted for 56% of total revenues.

  Income Taxes

     TARC files a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement. It is TARC's policy to record income tax expense as though TARC had filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement between TARC, TNGC Holdings Corporation '("TNGC"), TransAmerican, and TransAmerican's other direct and indirect subsidiaries. Income taxes include federal and state income taxes.

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

  Net Income (Loss) Per Share

     As of January 31, 1998, TARC had implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income (loss) per share has been restated for all periods presented to the extent applicable. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock. Diluted net income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock and potential shares of common stock. Warrants, if dilutive, are considered to be potential shares of common stock for the purpose of diluted net income per share. The treasury method is used to determine the potential shares of common stock.

     Weighted average shares outstanding used in calculating basic and diluted net income (loss) per share ("EPS") are as follows in thousands:

                                                                   SIX MONTHS ENDED
                                      YEAR ENDED JANUARY 31,          JANUARY 31,       YEAR ENDED
                                    ---------------------------   -------------------    JULY 31,
                                     1998    1997      1996        1996      1995          1995
                                    ------  ------  -----------   ------  -----------   ----------
                                                    (UNAUDITED)           (UNAUDITED)
Common shares outstanding for
  basic EPS.......................  30,000  30,000    30,000      30,000    30,000        30,000
Dilutive effect of warrants.......      --   7,458        --          --        --            --
                                    ------  ------    ------      ------    ------        ------
Common shares and potential common
  shares outstanding for diluted
  EPS.............................  30,000  37,458    30,000      30,000    30,000        30,000
                                    ======  ======    ======      ======    ======        ======

     Weighted average shares outstanding exclude potential common shares of approximately 2,352,000 for the year ended January 31, 1998 and approximately 7,458,000 for the year ended January 31, 1996, the six months ended January 31, 1996 and the year ended July 31, 1995 because they are anti-dilutive.

  Use of Estimates and Reclassifications

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates. Certain previously reported financial information has been reclassified to conform with the current presentation. The reclassifications did not affect net income (loss) or stockholder's equity.

  Recently Issued Pronouncements

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

                       TRANSAMERICAN REFINING CORPORATION

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5"), which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position will be adopted by TARC effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred.

2. CAPITAL IMPROVEMENT PROGRAM

     TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize refining margins by converting low-cost, heavy, sour crude oils into high-value, light petroleum products including primarily gasoline and heating oil.

     In February 1995, TARC began a construction and expansion program (the "1995 Program") designed to reactivate the refinery and increase its complexity. From February 1995 through May 1997, TARC spent approximately $251 million on the 1995 Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary for its completion.

     In June 1997, in connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC adopted the Capital Improvement Program. The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery units to increase sour crude processing capacity. In addition, TARC plans to expand, modify and add other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC will act as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist TARC in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

     The Capital Improvement Program will be executed in two phases. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be tested and operational by July 31, 1999. TARC currently believes that actual expenditures may exceed the budget by as much as $45 million (of which $30 million is allocated to Phase I). Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction, and that both Phase I and Phase II will be completed in advance of the Phase I completion date required by the TEC Indenture (as defined in Note 9). TARC anticipates Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in May 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999, ending January 31, 1999. TARC

                       TRANSAMERICAN REFINING CORPORATION
expects to complete both Phase I and Phase II in advance of the Phase I completion date required by the TEC Indenture. TARC spent approximately $215 million on the Capital Improvement Program during the period between June 1997 and January 31, 1998. As of January 31, 1998, TARC had commitments to spend another $83.3 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

     TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. DISBURSEMENT ACCOUNTS

     Pursuant to a disbursement agreement dated June 13, 1997, as amended December 30, 1997 (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes (as defined in Note
9) was placed into accounts (collectively, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. TEC disbursements for TARC expenditures will be treated as capital contributions. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas share repurchase program have been deposited in the TARC Disbursement Account. On December 30, 1997, TARC deposited $119 million of the net proceeds from the issuance of its Series A Senior Subordinated Notes (defined in Note 8) into the TARC Disbursement Account for use in the Capital Improvement Program. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes.

     The Disbursement Agent will make disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. No disbursements may be made from the TARC Disbursement Account for purposes other than the Capital Improvement Program other than (i) up to $1.5 million per month (except for December 1997, in which disbursements may be up to $4.5 million) to fund administrative costs and certain taxes and insurance payments, not in excess of $25.5 million in the aggregate; provided, that if less than $1.5 million is spent in any month (or less than $4.5 million is spent in December 1997) the amounts that may be disbursed in one or more subsequent months will be increased by the amount of such difference, (ii) up to $50 million for feedstock upon certification by the Construction Supervisor of the Mechanical Completion (as defined in the TEC Notes Indenture) of the Delayed Coking Unit and associated facilities, (iii) up to $19 million to pay interest on, and to redeem, repurchase, defease, or otherwise retire the remaining TARC Notes and (iv) up to

                       TRANSAMERICAN REFINING CORPORATION

$7 million for outstanding accounts payable. In addition, interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of January 31, 1998, $225 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $18 million for accounts payable and general and administrative expenses and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

4. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              --------------------
                                                               1998          1997
                                                              ------        ------
Insurance prepayments.......................................  $  949        $  603
Tax prepayments.............................................     335            --
Other.......................................................      62            51
                                                              ------        ------
                                                              $1,346        $  654
                                                              ======        ======

5. PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows (in thousands of dollars):

                                                      ESTIMATED         JANUARY 31,
                                                     USEFUL LIFE    --------------------
                                                       (YEARS)        1998        1997
                                                     -----------    --------    --------
Land...............................................                 $ 18,435    $  9,362
Refinery...........................................   20 to 30       898,835     532,428
Other..............................................    3 to 10        22,510      14,026
                                                                    --------    --------
                                                                    $939,780    $555,816
                                                                    ========    ========

     Approximately $97 million and $45 million of refinery assets were being depreciated at January 31, 1998 and 1997, respectively. The remaining refinery and other assets are considered construction in process. Approximately $90.4 million of property, plant and equipment represents assets transferred by TransAmerican at net realizable value and $465.4 million represents additions recorded at historical cost. As of January 31, 1997, TARC changed the estimated useful lives of the refinery equipment currently under construction from 10 years to a range of 20 to 30 years. The change in estimate was not material to 1997 net income. TARC recognized $7.8 million, $6.7 million, $2.9 million and $5.9 million in depreciation expense for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively.

     TARC believes, based on current estimates of refining margins and projected costs of the Capital Improvement Program, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding TARC's ability to complete the Capital Improvement Program, there can be no assurance that TARC will ultimately recover the cost of the refinery. Management believes that the book value of the refinery is in excess of its current estimated fair market value.

                       TRANSAMERICAN REFINING CORPORATION

6. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Debt issue costs, net of accumulated amortization of $2,477
  and $6,445 at January 31, 1998 and 1997, respectively.....  $32,473    $17,482
Prepaid capital expenditures................................   24,217         --
Contractual rights and licenses, net of accumulated
  amortization of $0 and $992 at January 31, 1998 and
  1997......................................................    3,500      5,979
Environmental escrow........................................    5,062         --
Investment in TransTexas....................................    2,015         --
Other.......................................................    1,162        212
                                                              -------    -------
                                                              $68,429    $23,673
                                                              =======    =======

     TARC uses the straight-line method to amortize intangibles over the periods estimated to be benefited.

     During fiscal 1998, TARC charged to income $22.8 million in debt issue costs (see Note 8) and $2.2 million of intangible costs in connection with the acquisition of a tank storage facility.

7. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
Interest....................................................  $3,665    $ 7,608
Taxes other than income taxes...............................     584      3,365
Maintenance turnarounds.....................................   2,673      1,909
Payroll.....................................................   1,343        599
Insurance...................................................     641        748
Other.......................................................     622        747
                                                              ------    -------
                                                              $9,528    $14,976
                                                              ======    =======

8. LONG-TERM DEBT

     TARC's long-term debt is as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Guaranteed First Mortgage Discount Notes due 2002...........  $  6,890    $269,606
Guaranteed First Mortgage Notes due 2002....................     7,531      96,124
Acquisition Note............................................    36,000          --
Subordinated Notes due 2003.................................   166,955          --
                                                              --------    --------
          Total long-term debt..............................   217,376     365,730
Less current maturities.....................................     6,710          --
                                                              --------    --------
                                                              $210,666    $365,730
                                                              ========    ========

                       TRANSAMERICAN REFINING CORPORATION

     On February 23, 1995, TARC issued 340,000 A Units consisting of $340 million aggregate principal amount of 18 1/2% Guaranteed First Mortgage Discount Notes due 2002 ("Discount Mortgage Notes") and 5,811,773 Common Stock Purchase Warrants ("1995 Warrants"), and 100,000 B Units consisting of $100 million aggregate principal amount of 16 1/2% Guaranteed First Mortgage Notes due 2002 ("Mortgage Notes" and, together with the Discount Mortgage Notes, the "TARC Notes") and 1,683,540 1995 Warrants. Interest is payable semi-annually with the first interest payment on the Discount Mortgage Notes due August 15, 1998. Interest payments on the Mortgage Notes began August 15, 1995. The TARC Notes are senior obligations of TARC, collateralized as of January 31, 1998 by a first priority lien on substantially all of TARC's property and assets and pledges of
1.9 million shares of common stock of TransTexas and all of TARC's outstanding common stock. The 1995 Warrants are exercisable at a price of $0.01 per share and expire on February 15, 2002. TARC allocated $23.3 million of the proceeds from the issuance of the TARC Notes to the 1995 Warrants based on their estimated fair value.

     TARC received approximately $301 million from the sale of A Units and B Units. Net proceeds to TARC were approximately $92 million after deducting approximately $16 million for underwriting discounts, commissions, fees and expenses, approximately $20 million for the repayment of the balance of a loan from TransAmerican ("TransAmerican Loan"), and $173 million which was deposited into a cash collateral account to fund the 1995 Program.

     On June 13, 1997, TEC completed a tender offer for all of the outstanding 1995 Warrants at a price of $4.50 per warrant. Pursuant to the tender offer, TEC purchased 7,320,552 1995 Warrants for an aggregate purchase price of approximately $33 million. TransAmerican subsequently purchased 163,679 1995 Warrants for an aggregate purchase price of approximately $0.7 million. In December 1997, TransAmerican sold 11,100 1995 Warrants to an unaffiliated third party. The remaining 1995 Warrants owned by TransAmerican, as well as the 1995 Warrants purchased by TEC in the tender offer, were contributed to TARC and cancelled. As of January 31, 1998, there were 22,119 1995 Warrants outstanding.

     On June 13, 1997, TARC completed a tender offer (the "TARC Notes Tender Offer") for the (i) TARC Mortgage Notes for 112% of their principal amount (plus accrued and unpaid interest) and (ii) TARC Discount Notes for 112% of their accreted value. In connection with the TARC Notes Tender Offer, TARC obtained consents from holders of the TARC Notes to certain waivers under, and amendments to, the indenture governing the TARC Notes (the "TARC Notes Indenture"), which eliminated or modified certain of the covenants and other provisions contained in the TARC Notes Indenture. TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of $423 million were tendered and accepted by TARC at a cost to TARC of approximately $437 million (including accrued interest, premiums and other costs). As a result of the TARC Notes Tender Offer, $22.8 million of debt issuance costs were written off and TARC recorded a total extraordinary charge of $84.8 million during the year ended January 31, 1998. On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes. On January 16, 1998, TARC deposited, pursuant to an irrevocable trust agreement, approximately $9.8 million in order to defease the remaining TARC Notes. The amount deposited was invested in U.S. Treasury strip securities which will yield on maturity amounts sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date, as well as a call premium of 6%. The maturity dates of the strip securities coincide with the final redemption date of February 15, 1999 and all scheduled interest payment dates occurring during the period ending on such final redemption date. As of January 31, 1998, the amortized cost of these investments approximated fair value. As of January 31, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $14.4 million remained outstanding. On April 17, 1998, the TARC Notes were defeased and the collateral securing the TARC Notes was released.

     On December 10, 1997, TARC issued to an unaffiliated third party a 13% Senior Secured Note due 2002 (the "Acquisition Note") in the principal amount of $36 million to finance a portion of the purchase price of a

                       TRANSAMERICAN REFINING CORPORATION
tank storage facility purchased in September 1997. The Acquisition Note is secured by a mortgage on the tank storage facility, and is governed by a Note Purchase Agreement containing restrictive covenants substantially similar to those contained in the TARC Intercompany Loan and the TEC Indenture. The Acquisition Note bears interest at 13%, payable semiannually on June 15 and December 15, and matures on December 15, 2002.

     On December 30, 1997, TARC issued in a private offering 175,000 Units consisting of $175 million in aggregate principal amount of 16% Series A Senior Subordinated Notes due 2003 (the "Series A Senior Subordinated Notes") and 175,000 common stock purchase warrants (the "December 1997 Warrants"). The Series A Senior Subordinated Notes bear interest at 16%, payable semi-annually on June 30 and December 30 and mature on June 30, 2003. The December 1997 Warrants will be exercisable on or after December 30, 1998 at a price of $0.01 per share and expire on June 20, 2003. Net proceeds to TARC, after deducting fees and expenses of approximately $8 million, were approximately $167 million. Net proceeds of $8.2 million from the sale of the Units was allocated to the December 1997 Warrants. TARC deposited $119 million of the net proceeds into the TARC Disbursement Account for use in the Capital Improvement Program and deposited $42 million into an interest reserve account for interest payments on the Series A Senior Subordinated Notes through June 30, 1999. The remaining $6 million of net proceeds was used for general corporate purposes including the redemption and defeasance of the TARC Notes. The indenture governing the Series A Senior Subordinated Notes contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of 16% Series C Senior Subordinated Notes due 2003 (the "Series C Senior Subordinated Notes" and, together with the Series A Senior Subordinated Notes, the "Senior Subordinated Notes") and 25,000 warrants (the "March 1998 Warrants" and, together with the December 1997 Warrants, the "Warrants") to purchase 333,606 shares of TARC common stock. The Series C Subordinated Notes bear interest at 16%, payable semiannually on June 30 and December 30, and mature on June 30, 2003. The March 1998 Warrants will be exercisable on or after December 30, 1998 at a price of $0.01 per share and expire on June 20, 2003. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units was allocated to the March 1998 Warrants. TARC deposited $6 million into an interest reserve account for interest payments on the Series C Senior Subordinated Notes from December 30, 1997 through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes. The indenture governing the Series C Senior Subordinated Notes contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     The fair value of the TARC Notes was approximately $16 million and $404 million as of January 31, 1998 and 1997, respectively. The fair value of the Series A Subordinated Notes was approximately $182 million as of January 31, 1998. Fair value is based on quoted market prices. Aggregate maturities of long-term debt for the next five years are (in millions): fiscal year 1999 -- $7, 2000 -- $8, 2001 -- $0, 2002 -- $0 and 2003 -- $36.

                       TRANSAMERICAN REFINING CORPORATION

9. NOTES PAYABLE TO AFFILIATES

     TARC's notes payable to affiliates are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
TARC Intercompany Loan......................................  $745,257    $    --
Note payable to affiliate...................................    15,009     46,589
                                                              --------    -------
                                                              $760,266    $46,589
                                                              ========    =======

     On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of its 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes") and $1.13 billion aggregate principal amount of its 13% Senior Secured Discount Notes due 2002 (the "Senior Secured Discount Notes" and, together with the Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all of its existing and future assets, including intercompany loans made to TransTexas and TARC. The indenture governing the TEC Notes (the "TEC Indenture") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     On June 13, 1997, with proceeds from the TEC Notes Offering, TEC made an intercompany loan to TARC (the "TARC Intercompany Loan"). The TARC Intercompany Loan (i) is in the original amount of $676 million, (ii) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and
(iii) is currently secured by a security interest in substantially all of TARC's assets other than Inventory, Receivables and Equipment. The TARC Intercompany Loan will mature on June 1, 2002. The agreement governing the TARC Intercompany Loan (the "Intercompany Loan Agreement") contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. TARC used approximately $103 million of the proceeds of the TARC Intercompany Loan to repay certain indebtedness, including $36 million of senior secured notes of TARC that were issued in March 1997 and $66 million of advances and notes payable owed to an affiliate, and used approximately $437 million to complete the TARC Notes Tender Offer. Remaining proceeds will be used for the Capital Improvement Program and for general corporate purposes. TEC allocated $30.8 million of debt issuance costs to TARC which are reflected as a contribution of capital. Such costs are being amortized over the term of the TARC Intercompany Loan using the interest method. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the TARC Intercompany Loan, TEC may require TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control.

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes. As of January 31, 1998, the amount payable pursuant to the advances was approximately $15 million.

                       TRANSAMERICAN REFINING CORPORATION

10. INCOME TAXES

     Long-term deferred tax assets and liabilities are comprised of the following (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Deferred tax assets:
  Receivable from TransAmerican in lieu of federal net
     operating loss carryforwards...........................  $ 125,097    $  72,268
  Safe harbor leases........................................     78,026       81,976
  Other.....................................................      6,117          355
                                                              ---------    ---------
     Gross deferred tax assets..............................    209,240      154,599
Deferred tax liabilities:
  Depreciation..............................................      3,954        4,331
                                                              ---------    ---------
Net deferred tax assets.....................................    205,286      150,268
Valuation allowance.........................................   (205,286)    (150,268)
                                                              ---------    ---------
                                                              $      --    $      --
                                                              =========    =========

     A net deferred tax asset valuation allowance was recorded for each respective period because it is unlikely that TARC will realize such deferred tax assets. Changes in the net deferred tax asset valuation allowance were primarily attributable to increases in tax loss carryforwards.

     TNGC Holdings Corporation, TransAmerican, and its existing subsidiaries, including TARC, TEC and TransTexas, entered into a tax allocation agreement (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

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

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in May 1997 to include additional affiliates as parties, and further amended the Tax Allocation Agreement in connection with the transactions consummated in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the sale by TransTexas of its Lobo Trend subsidiary.

                       TRANSAMERICAN REFINING CORPORATION

     On a separate return basis, TARC has incurred approximately $357.4 million of regular tax net operating losses from inception through January 31, 1998. TARC's regular tax net operating losses incurred from inception through January 31, 1998 would generally expire from 2004 through 2014. Under the Tax Allocation Agreement, as long as TARC remains in the consolidated group for tax purposes, TARC may receive benefits in the future for loss carryforwards in the form of reduced current taxes payable to the extent (i) its losses incurred are available for and utilized by TransAmerican and (ii) TransAmerican has the ability to pay its taxes without contributions from TARC. At January 31, 1998, TARC had generated NOL carryforwards of approximately $183.5 million which have not been used by TransAmerican and which would expire in 2014.

     A change of control or other event that results in deconsolidation of TARC from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from deconsolidation is estimated to be approximately $100 million at January 31, 1998. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, TARC or other members may be required to pay all or a portion of the tax. A decision by TEC or TARC to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes.

     Total income tax expense (benefit) differs from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands of dollars):

                                        YEAR ENDED                SIX MONTHS ENDED        YEAR
                                       JANUARY 31,                   JANUARY 31,         ENDED
                             --------------------------------   ---------------------   JULY 31,
                               1998      1997        1996        1996        1995         1995
                             --------   -------   -----------   -------   -----------   --------
                                                  (UNAUDITED)             (UNAUDITED)
Federal income tax expense
  (benefit) at the
  statutory rate...........  $(39,203)  $ 3,292    $(23,540)    $(9,125)    $(8,103)    $(22,518)
Increase (decrease) in tax
  resulting from:
  Net operating losses
     (utilized) not
     utilizable............    39,203    (3,292)     23,540       9,125       8,103       22,518
                             --------   -------    --------     -------     -------     --------
                             $     --   $    --    $     --     $    --     $    --     $     --
                             ========   =======    ========     =======     =======     ========

11. INVESTMENT IN TRANSTEXAS

     TARC uses the equity method to account for its investment in TransTexas and initially recorded this investment at TransAmerican's historical basis. During 1996, TARC's original interest of 20.3% decreased to 14.1% when TARC sold 4.55 million shares to unaffiliated third parties and recognized a gain of $56.2 million on the sale of TransTexas Stock. During 1997, TARC's interest decreased to 3.4% when TransTexas repurchased approximately 12.6 million shares from TARC and TEC for an aggregate purchase price of approximately $201 million. TARC received $136.2 million of the purchase price, of which $124.5 million (representing the excess of cash received over TARC's carrying value of the stock sold) was recorded as a capital contribution. In April 1998, TARC distributed its remaining shares of TransTexas common stock to TEC. The equity in extraordinary loss of TransTexas for the year ended January 31, 1998 represents TARC's equity in a charge by TransTexas for the early retirement of its $800 million 11 1/2% Senior Secured Notes due 2002 and an exchange offer by TransTexas for its Subordinated Notes. The equity in extraordinary loss of TransTexas for the year ended July 31, 1995, represents TARC's equity in a charge by TransTexas for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002.

                       TRANSAMERICAN REFINING CORPORATION

     Summary financial information of TransTexas is as follows (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ----------------------
                                                                1998         1997
                                                              --------    ----------
ASSETS
Total current assets........................................  $ 82,714    $  188,934
Property and equipment, net.................................   701,598       846,393
Other assets................................................    32,323        17,825
                                                              --------    ----------
                                                              $816,635    $1,053,152
                                                              ========    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Total current liabilities...................................  $104,836    $  117,348
Total noncurrent liabilities................................   687,162     1,086,599
Total stockholders' equity (deficit)........................    24,637      (150,795)
                                                              --------    ----------
                                                              $816,635    $1,053,152
                                                              ========    ==========

                                                                   SIX MONTHS ENDED
                                 YEAR ENDED JANUARY 31,              JANUARY 31,         YEAR ENDED
                            ---------------------------------   ----------------------    JULY 31,
                              1998       1997        1996         1996        1995          1995
                            --------   --------   -----------   --------   -----------   ----------
                                                  (UNAUDITED)              (UNAUDITED)
Revenues..................  $723,271   $406,347    $291,338     $141,156    $162,517      $312,699
Operating costs and
  expenses................   193,171    219,068     229,284      101,908     133,833       261,209
                            --------   --------    --------     --------    --------      --------
  Operating income........   530,100    187,279      62,054       39,248      28,684        51,490
Other expense.............   (68,187)   (91,463)    (77,174)     (40,436)    (29,059)      (65,797)
Income tax (expense)
  benefit.................  (161,669)   (12,491)      2,700          416         131         2,415
                            --------   --------    --------     --------    --------      --------
  Income (loss) before
     extraordinary item...   300,244     83,325     (12,420)        (772)       (244)      (11,892)
Extraordinary item........   (72,043)        --     (56,637)          --          --       (56,637)
                            --------   --------    --------     --------    --------      --------
  Net income (loss).......  $228,201   $ 83,325    $(69,057)    $   (772)   $   (244)     $(68,529)
                            ========   ========    ========     ========    ========      ========

12. TRANSACTIONS WITH AFFILIATES

     Pursuant to the stock transfer agreement dated February 23, 1995 (the "Stock Transfer Agreement") among TransAmerican, TEC and TARC, TransAmerican contributed to the capital of TEC (the "Stock Transfer") (i) all of the outstanding capital stock of TARC, and (ii) 55 million shares of common stock of TransTexas. TEC subsequently contributed 15 million of its shares of TransTexas common stock to TARC.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million of the net proceeds was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas, which TARC used to settle

                       TRANSAMERICAN REFINING CORPORATION
its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican, which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital which it repaid in June 1997.

     In September 1995, TARC received an advance of $1 million from TransTexas, which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest in December 1995.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital. TransTexas charges TARC approximately $61,000 in rent annually, of which approximately $117,000 was payable to TransTexas at January 31, 1998.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). As of January 31, 1997, TARC had approximately $44.4 million outstanding under the TransAmerican Notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

     From August 1993 to June 1997, TransTexas provided general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month pursuant to a services agreement. In June 1997, the services agreement was terminated.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. Pursuant to these agreements, TARC has recognized $4.0 million in service agreement expenses during the year ended January 31, 1998. As of January 31, 1998, $1.2 million and $1.6 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 were $50.7 million, $14.1 million, $20.2 million and $15.5 million, respectively, of which $5.3 million and $1.8 million was payable at January 31, 1998 and 1997, respectively.

     TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 was approximately $0.4 million, $2.7 million, $1.4 million and $2.5 million, respectively. The payable to TransTexas for natural gas purchases at January 31, 1997 was $2.7 million.

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when

                       TRANSAMERICAN REFINING CORPORATION
added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes through December 15, 1997. Thereafter, the amount of fixed interest payable to TEC of $5.7 million per year will be proportioned semi-annually between TARC and TransTexas based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. As of January 31, 1998, the principal amount payable by TARC to TEC pursuant to the advances was $15 million. During the year ended January 31, 1998, TARC recognized $3.1 million in interest expense pursuant to the advances of which approximately $0.2 million was payable to TEC at January 31, 1998. Included in the $3.1 million of interest expense is approximately $0.3 million paid to TEC for advances made to TransTexas during fiscal 1998.

     During the year ended January 31, 1998, TEC contributed $13.5 million to TARC for general corporate purposes pursuant to the Disbursement Agreement.

     On December 30, 1997, TEC and TARC entered into an expense reimbursement agreement pursuant to which TARC will reimburse TEC for certain administrative, legal and accounting expenses and directors fees and will also reimburse TEC for other expenses in an amount not to exceed $200,000 per year. Since December 30, 1997, no such expenses were reimbursed to TEC.

     Blackburn & Henderson, a law firm of which Mr. Henderson, a director of TARC and TEC, is a partner, provides legal and other services to TransAmerican and its affiliates for an annual fee of $96,000 plus expenses.

                       TRANSAMERICAN REFINING CORPORATION

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following information reflects TARC's cash paid for interest and noncash investing and financing activities (in thousands of dollars):

                                                                         SIX MONTHS ENDED
                                         YEAR ENDED JANUARY 31,             JANUARY 31,        YEAR ENDED
                                    --------------------------------   ---------------------    JULY 31,
                                     1998       1997        1996        1996        1995          1995
                                    -------   --------   -----------   -------   -----------   ----------
                                                         (UNAUDITED)             (UNAUDITED)
Interest paid, net of amounts
  capitalized.....................  $37,238   $  2,426     $ 1,365     $   836     $   --       $ 1,282
Noncash financing and investing
  activities:
  Accretion on long-term debt
     capitalized in property and
     equipment....................   74,716     49,109      29,306      18,186         --        11,120
  Accounts payable for property
     and equipment................   24,214     14,856      14,082      10,591      8,293        11,784
  Debt issue costs from
     affiliate....................   30,768         --          --          --         --            --
  Cost in excess of warrants
     redeemed by affiliates.......   10,398         --          --          --         --            --
  Capital lease and seller
     financed obligations incurred
     for property and equipment...    1,775         --       2,544       1,643         66           967
  Product financing
     arrangements.................       --    (37,206)     37,206      37,206         --        27,671
  Forgiveness of advances from
     TransAmerican (including
     $25.0 million for property
     and equipment transferred
     from TransAmerican at net
     book value in 1994)..........       --         --      71,170          --         --        71,170
  Contribution of TransTexas
     stock........................       --         --      37,176          --         --        37,176
  Issuance of Warrants for
     professional fees............    3,503         --          --          --         --            --

14. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. sec. 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who

                       TRANSAMERICAN REFINING CORPORATION
ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court, regardless of whether any such lawsuit is brought by the EEOC or any individual or groups of individuals. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flow.

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

     Shell Oil. On September 27, 1996, Shell Oil filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged environmental contamination of Bayou Trapagnier and surrounding lands near Norco, Louisiana. In March 1997, TARC obtained a voluntary dismissal from Shell. Shell proceeded to trial on the main case and settled with the plaintiffs during trial by purchasing their land for $5 million. On June 27, 1997, Shell amended its third party action to bring TARC back into the case. However, TARC has not yet been served in the case. If TARC is served, it will defend the case vigorously.

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

  Environmental Matters

     Compliance Matters. TARC is subject to federal, state and local laws, regulations and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. TARC believes that it is now, and has included in the Capital Improvement Program sufficient capital additions to remain, in substantial compliance with applicable Pollution Control Laws. However, Pollution Control Laws that may be enacted in the future, as well as increasingly strict enforcement of existing Pollution Control Laws, may require TARC to make additional capital expenditures in order to comply with such laws and regulations. To ensure continuing compliance, TARC has made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. However, there is no assurance that TARC will remain in compliance with environmental regulations.

     TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result,

                       TRANSAMERICAN REFINING CORPORATION

TARC believes that such matters will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

     In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of January 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

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

     In addition, the EPA promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organic NESHAPS") regulations for petroleum refineries under the Clean Air Act in 1995, and subsequently has amended such regulations. These regulations set Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The Louisiana Department of Environmental Quality (the "LDEQ") has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TARC's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

     The EPA has promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TARC. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The EPA recently promulgated final National Ambient Air Quality Standards ("NAAQS") that revise the standards for particulate matter and ozone. The number and extent of the areas subject to reformulated gasoline standards may increase in the future after the NAAQS are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel

                       TRANSAMERICAN REFINING CORPORATION
parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances. The extenuating circumstances upon which TARC relied in its petition include the fact that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA has denied TARC's request for an individual baseline adjustment and other regulatory relief. TARC will continue to pursue regulatory relief with the EPA. However, there can be no assurance that regulatory relief will be granted. There can be no assurance that any action taken by the EPA will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

     Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The Title V Operating Permit is necessary for TARC to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V Operating Permit Application and the LDEQ has designated the application as being administratively complete. However, the LDEQ has not responded further regarding the status of TARC's Title V Operating Permit. TARC believes that its application will be approved. However, there can be no assurance that it will be approved as submitted or that additional expenditures required pursuant to Title V Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

     Cleanup Matters. TARC also is subject to federal, state and local laws, regulations and ordinances that impose liability for the costs of clean up related to, and certain damages resulting from, past spills, disposals or other releases of hazardous substances ("Hazardous Substance Cleanup Laws"). Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the Federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at the refinery pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"). The EPA performed a follow up assessment in March 1996, but has not yet issued a report of its investigations. In July 1996, the EPA and the LDEQ agreed that the LDEQ would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. TARC submitted further information in January 1998 which was requested by the LDEQ. Based on the workplan submitted and additional requests by the LDEQ, TARC believes that any further action will not have a material adverse effect on its financial position, results of operations or cash flow.

     TARC has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites (i.e. sites on the National Priorities List ("NPL")) to which it has been alleged that TARC, or its predecessors, sent hazardous substances in the past. CERCLA requires cleanup of sites from which there has been a "release" or

                       TRANSAMERICAN REFINING CORPORATION
threatened release of "hazardous substances" (as such terms are defined under CERCLA). CERCLA requires the EPA to include sites needing long-term study and cleanup on the NPL based on their potential effect on public health or the environment. CERCLA authorizes the EPA to take any necessary response actions at NPL sites and, in certain circumstances, to order PRPs liable for the release to take such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released.

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

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter, and negotiations with the EPA in this regard are continuing. With respect to the remaining two sites, TARC's liability for each such matter has not been determined, and TARC anticipates that it may incur costs related to the cleanup (and possibly including additional costs arising in connection with any recovery or other actions brought pursuant or relating to such matters) at each such site. After a review of the data available to TARC regarding the basis of TARC's alleged liability at each site, and based on various factors, which depend on the circumstances of the particular Superfund site (including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other PRPs without giving effect to the ability of any other PRPs to contribute to or pay for any liabilities incurred, and the range of likely cleanup costs at each such site), TARC believes that its ultimate environmental liabilities will not be significant; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

  Purchase Commitments

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of January 31, 1998, TARC had commitments for refinery construction and maintenance of approximately $83.3 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

  Price Management Activities

     TARC enters into futures contracts, options on future, swap agreements and forward sales agreements with the intent to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products or fixed price purchase commitments. At January 31, 1998 and 1997, TARC had no significant positions in open futures contracts, options on futures, swap agreements or forward sales agreements. A net trading gain of approximately $2.3 million was reflected in other income (expense) for the year ended July 31, 1995. These transactions did not qualify for hedge accounting treatment under the guidelines of SFAS 80; therefore, gains or losses associated with these futures contracts have not been deferred.

  Processing Agreements

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging,

                       TRANSAMERICAN REFINING CORPORATION
transportation, processing and inspections plus a commission for each barrel processed. As of January 31, 1998, TARC has processed 6.4 million barrels of feedstocks under this agreement. TARC also entered into processing agreements with this third party to process approximately 1.1 million barrels of the third party's feedstocks for a fixed price per barrel. For the years ended January 31, 1998 and 1997, TARC recorded income (loss) from processing agreements of $1.4 million and $(7.1) million, respectively. As of January 31, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to these processing agreements. Included in the 0.7 million barrels of product stored at the refinery as of January 31, 1998, is approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the year ended January 31, 1998, TARC incurred a loss of approximately $7.8 million related to this purchase commitment and remains subject to market risk for these barrels.

  Operating Leases

     As of January 31, 1998, TARC has long-term leases covering land and other property and equipment. Rental expense was approximately $2.2 million, $4.2 million, $1.9 million and $4 million, respectively, for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1998, are as follows (in thousands of dollars):

1999........................................................  $  309
2000........................................................     309
2001........................................................     281
2002........................................................     258
2003........................................................     200
Later years.................................................   1,163
                                                              ------
                                                              $2,520
                                                              ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     TARC's directors and executive officers are as follows:

          NAME                                OFFICE                         AGE
          ----                                ------                         ---
John R. Stanley.........  Director, Chairman of the Board, President and
                          Chief Executive Officer                            59
R. Glenn McGinnis.......  Vice President of Manufacturing                    49
Gary L. Karr............  Vice President of Refining                         49
John R. Stanley, Jr. ...  Vice President of Administration                   36
Ed Donahue..............  Vice President and Secretary                       47
Donald B. Henderson.....  Director                                           48
Thomas B. McDade........  Director                                           74

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

     Edwin B. Donahue has served as Vice President and Secretary of TARC since February 1997. Mr. Donahue also serves as Vice President, Chief Financial Officer and Secretary of TransTexas and TEC and as Vice President and Secretary of TransAmerican. Mr. Donahue has been employed in various positions with TransAmerican for over 21 years.

     Donald B. Henderson has been a director of TARC and of TEC since July 1994. Mr. Henderson is a partner in the law firm of Blackburn & Henderson. From 1972 to 1978, Mr. Henderson was a member of the Texas House of Representatives. Mr. Henderson was a member of the Texas Senate from 1982 to 1996. Mr. Henderson served as a director of TransAmerican from 1985 until his resignation in February 1995. In April 1998, Mr. Henderson was charged with intoxication assault in connection with a traffic accident. Mr. Henderson has pleaded innocent and intends to vigorously defend these charges.

     Thomas B. McDade has been a director of TARC and of TEC since July 1994. He is also a director of TransTexas. Mr. McDade is primarily engaged in managing his personal investments and in providing consulting services in Houston, Texas. Mr. McDade served as a director of TransAmerican from 1985 until his resignation in February 1995. Prior to 1989, he served as a consultant to Texas Commerce Bancshares, Inc. and prior to July 1985, he served as Vice Chairman and Director of Texas Commerce Bancshares, Inc. and

Vice Chairman and Advisory Director of Texas Commerce Bank. From 1985 to 1995, Mr. McDade served as a director and trustee of eleven registered investment companies for which John Hancock Funds now serves as investment advisor in Boston, Massachusetts. Mr. McDade is a former director of Houston Industries, Inc. and Houston Lighting & Power Company. He is also a former member of the Board of Managers of the Harris County Hospital District and former Chairman of the State Securities Board of Texas. Mr. McDade serves as a director of Group Maintenance America Corp.

COMMITTEES OF THE BOARD OF DIRECTORS

     TARC has an Audit Committee and a Compensation Committee. The Audit Committee is composed of Messrs. Henderson and McDade. The purpose of the Audit Committee is to review the scope of the independent auditors' examinations of TARC's financial statements and review their reports.

     The Compensation Committee is composed of Messrs. Henderson and McDade. The purpose of the Compensation Committee is to determine the nature and amount of compensation of TARC's executive officers.

DIRECTOR COMPENSATION

     Each director, other than John R. Stanley, receives an annual director's fee of $75,000, plus $750 for each board and committee meeting attended (other than committee meetings held on the same day as board meetings).

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended January 31, 1998 and 1997, the six months ended January 31, 1996, and the fiscal year ended July 31, 1995 to TARC's Chief Executive Officer and each other executive officer of TARC whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                              ---------------------------
                                                   FISCAL                  OTHER ANNUAL
       NAME AND PRINCIPAL POSITION IN TARC          YEAR       SALARY     COMPENSATION(A)
       -----------------------------------         ------     --------    ---------------
John R. Stanley (b)..............................   1998      $400,483        $4,346
  Chief Executive Officer                           1997       397,117         5,170
                                                    1996*      175,001           807
                                                    1995       369,521         4,500

R. Glenn McGinnis................................   1998      $235,038        $  950
  Vice President of Manufacturing                   1997       233,654           727
                                                    1996*      116,937            --
                                                    1995         9,904            --

Gary L. Karr.....................................   1998      $145,904        $4,377
  Vice President of Refining                        1997       140,192         3,348
                                                    1996*       67,500           311
                                                    1995       140,192         2,310

John R. Stanley, Jr..............................   1998      $114,461        $3,376
  Vice President of Administration                  1997       117,308         3,519
                                                    1996*       63,750         1,913
                                                    1995        93,693         2,259

---------------

*   Six months ended January 31, 1996 ("Transition Period")

(a) Reflects the amount contributed under the Savings Plan (as defined below). Certain of TARC's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly has been excluded from the table.

(b) All amounts shown were paid by TransTexas.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     TARC's compensation committee is composed of Messrs. McDade and Henderson. During the year ended January 31, 1998, none of the members of the compensation committee was an officer or employee of TARC. Blackburn & Henderson, a law firm of which Mr. Henderson is a partner, provides legal and other services to TransAmerican and its affiliates for an annual fee of $96,000 plus expenses. The TEC Notes Indenture prohibits TEC and its subsidiaries from paying compensation to Mr. Stanley in excess of $1.0 million per year, in the aggregate, from TEC and TransTexas and, following completion of Phase II, $1.0 million per year from TARC.

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

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and TARC will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 1998, this limit is $10,000. TARC presently makes a matching contribution in an amount equal to 10%, 20% or 50% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 3% of each participant's compensation, depending on whether the employee has been a participant in the Savings Plan for one year, two years or three years. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on TARC's matching contributions, and limits amounts which may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment, and subject to certain strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment in the event of the participant's severe financial hardship or attainment of age 59 1/2. The Savings Plan may be amended or terminated by the Board of Directors of TransAmerican. As of January 31, 1998, approximately 178 employees of TARC were eligible to participate in the Savings Plan, including the Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     TEC owns 30 million shares (100%) of TARC's outstanding common stock. TEC's address is 1300 North Sam Houston Parkway East, Suite 200, Houston, Texas 77032. Pursuant to the TARC Notes Indenture, all shares of TARC's common stock were pledged as of January 31, 1998 as collateral and were held by the trustee under the TARC Notes Indenture, First Union National Bank. On April 17, 1998, these shares of TARC common stock were released from the security interest under the TARC Notes Indenture in connection with the defeasance of the TARC Notes and are currently pledged as security for payment of the TEC Notes.

     A foreclosure by the holders of the TEC Notes on the shares of TARC's common stock, under certain circumstances, constitutes a "change of control" of TEC under the TEC Notes Indenture, which allows the holders thereof to require TEC to repurchase the TEC Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the stock transfer agreement dated February 23, 1995 (the "Stock Transfer Agreement") among TransAmerican, TEC and TARC, TransAmerican contributed to the capital of TEC (the "Stock Transfer") (i) all of the outstanding capital stock of TARC, and (ii) 55 million shares of common stock of TransTexas. TEC subsequently contributed 15 million of its shares of TransTexas common stock to TARC.

     Prior to the sale of the TARC Notes, TARC participated in TransAmerican's centralized cash management program. Funds required by TARC for daily operations and capital expenditures were advanced by TransAmerican. In October 1994, TransAmerican sold 5.25 million shares of TransTexas common stock. TransAmerican advanced approximately $50 million of the proceeds from these stock sales to TARC, of which approximately $20 million was used by TARC to repay a portion of the intercompany debt owed to TransAmerican, and the remaining $30 million of the net proceeds was used for working capital and general corporate purposes. TARC used approximately $30 million of the net proceeds of the sale of the TARC Notes to repay additional intercompany debt to TransAmerican. TransAmerican contributed to the capital of TARC (through TEC) all but $10 million of the remainder of TARC's intercompany debt owed to TransAmerican. In April 1995, TARC repaid the remaining $10 million of intercompany indebtedness owed to TransAmerican. In August 1995, TARC received an advance of $3 million from TransTexas, which TARC used to settle its remaining portion of certain litigation. In September 1995, TARC received an advance of $1.7 million from TransAmerican, which TARC used to purchase feedstock. In October 1995, TARC repaid these advances without interest. Additionally in October 1995, TARC received an advance of approximately $4 million from TransAmerican for working capital which it repaid in June 1997.

     In September 1995, TARC received an advance of $1 million from TransTexas, which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest in December 1995.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital. TransTexas charges TARC approximately $61,000 in rent annually, of which approximately $117,000 was payable to TransTexas at January 31, 1998.

     In July 1996, TARC executed a promissory note to TransAmerican for up to $25 million. The note bore interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996. On November 1, 1996, TARC executed an additional $25 million promissory note to TransAmerican which bore interest at 15% per annum, payable quarterly beginning December 31, 1996 (together with the first promissory note, the "TransAmerican Notes"). As of January 31, 1997, TARC had approximately $44.4 million outstanding under the TransAmerican Notes. In February 1997, the November 1996 promissory note was replaced with a $50 million note bearing interest at an annual rate of 15% and which matures on July 31, 2002. All amounts outstanding under the TransAmerican Notes were repaid on June 13, 1997.

     From August 1993 to June 1997, TransTexas provided general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month pursuant to a services agreement. In June 1997, the services agreement was terminated.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. Pursuant to these agreements, TARC has recognized $4.0 million in service agreement expenses during the year ended January 31, 1998. As of January 31, 1998, $1.2 million and $1.6 million was payable to TransTexas and TransAmerican, respectively, pursuant to the services agreement.

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 were $50.7 million, $14.1 million, $20.2 million and $15.5 million, respectively, of which $5.3 million and $1.8 million was payable at January 31, 1998 and 1997, respectively.

     TARC purchases natural gas from TransTexas on an interruptible basis. The total cost of natural gas purchased for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 was approximately $0.4 million, $2.7 million, $1.4 million and $2.5 million, respectively. The payable to TransTexas for natural gas purchases at January 31, 1997 was $2.7 million.

     In July and September 1997, TEC advanced an aggregate of $46 million to TARC. All of the advances are governed by the terms of a promissory note that is due June 14, 2002 bearing interest at a rate that, when added to the interest paid by TransTexas on the TransTexas Intercompany Loan, will equal the amount of interest payable on the TEC Notes through December 15, 1997. Thereafter, the amount of fixed interest payable to TEC of $5.7 million per year will be proportioned semi-annually between TARC and TransTexas based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. As of January 31, 1998, the principal amount payable by TARC to TEC pursuant to the advances was $15 million. During the year ended January 31, 1998, TARC recognized $3.1 million in interest expense pursuant to the advances of which approximately $0.2 million was payable to TEC at January 31, 1998. Included in the $3.1 million of interest expense is approximately $0.3 million paid to TEC for advances made to TransTexas during fiscal 1998.

     During the year ended January 31, 1998, TEC contributed $13.5 million to TARC for general corporate purposes pursuant to the Disbursement Agreement.

     On December 30, 1997, TEC and TARC entered into an expense reimbursement agreement pursuant to which TARC will reimburse TEC for certain administrative, legal and accounting expenses and directors fees and will also reimburse TEC for other expenses in an amount not to exceed $200,000 per year. Since December 30, 1997, no such expenses were reimbursed to TEC.

     Blackburn & Henderson, a law firm of which Mr. Henderson, a director of TARC and TEC, is a partner, provides legal and other services to TransAmerican and its affiliates for which he is paid an annual fee of $96,000 plus expenses.

     TNGC Holdings Corporation, TransAmerican, and its existing subsidiaries, including TARC, TEC and TransTexas, entered into a tax allocation agreement (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains;

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

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in connection with the transactions consummated in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                                                                       PAGE
                                                                       ----
    (1)  Report of Independent Accountants...........................   20
         Balance Sheet...............................................   21
         Statement of Operations.....................................   22
         Statement of Stockholder's Equity...........................   23
         Statement of Cash Flows.....................................   24
         Notes to Financial Statements...............................   25

     (2) All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

     (3) Exhibits

           2.1           -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, TEC and TransAmerican (filed as an exhibit
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 23, 1995, and incorporated herein by reference).
           3.1           -- Articles of Incorporation of TARC (filed as an exhibit to
                            TARC's and TEC's Registration Statement on Form S-1 [No.
                            33-82200], and incorporated herein by reference).
           3.2           -- By-laws of TARC (filed as an exhibit to TARC's and TEC's
                            Registration Statement on Form S-1 [No. 33-82200], and
                            incorporated herein by reference).

           4.1           -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            TEC, with respect to the Guaranteed First Mortgage
                            Discount Notes and the Guaranteed First Mortgage Notes
                            (together, the "Notes"), including the forms of Notes as
                            exhibits (filed as an exhibit to TARC's and TEC's Current
                            Report on Form 8-K dated February 23, 1995, and
                            incorporated herein by reference).
           4.2           -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TEC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (filed as an exhibit to TARC's and
                            TEC's Current Report on Form 8-K dated February 23, 1995,
                            and incorporated herein by reference).
           4.3           -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to TARC's and TEC's Current Report
                            on Form 8-K dated February 23, 1995, and incorporated
                            herein by reference).
           4.4           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to TARC's and TEC's Current
                            Report on Form 8-K dated February 23, 1995, and
                            incorporated herein by reference).
           4.5           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (filed as an exhibit to TARC's
                            and TEC's Current Report on Form 8-K dated February 23,
                            1995, and incorporated herein by reference).
           4.6           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to TARC's and TEC's Current Report
                            on Form 8-K dated February 23, 1995, and incorporated
                            herein by reference).
           4.7           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (filed as an
                            exhibit to TARC's and TEC's Current Report on Form 8-K
                            dated February 23, 1995, and incorporated herein by
                            reference).
           4.8           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (filed as an exhibit to TARC's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).
           4.9           -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (filed as an exhibit to
                            TARC's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
           4.11          -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).

           4.12          -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
           4.13          -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (filed as an exhibit to TARC's Annual Report on
                            Form 10-K for the year ended January 31, 1997, and
                            incorporated herein by reference).
           4.14          -- Second Supplemental Indenture dated June 13, 1997 between
                            TARC, as issuer, TransAmerican Energy Corporation, as
                            guarantor, and First Union National Bank, as trustee
                            (filed as an exhibit to TARC's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).
           4.15          -- Loan Agreement dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's current report on Form 8-K dated June 13, 1997,
                            and incorporated herein by reference).
           4.16          -- Security and Pledge Agreement dated June 13, 1997 by TARC in favor of TransAmerican Energy Corporation (filed as an
                            exhibit to TARC's current report on Form 8-K dated June
                            13, 1997, and incorporated herein by reference).
           4.17          -- Disbursement Agreement dated June 13, 1997 among TARC,
                            TransAmerican Energy Corporation, Firstar Bank of
                            Minnesota, N.A., as disbursement agent and trustee, and
                            Baker & O'Brien, Inc., as construction supervisor (filed
                            as an exhibit to TARC's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           4.18          -- Form of Mortgage dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's quarterly report on Form 10-Q for the quarter
                            ended July 31, 1997, and incorporated herein by
                            reference).
          *4.19          -- First Amendment dated December 30, 1997 to Loan Agreement between TARC and TEC.
          *4.20          -- First Amendment dated December 30, 1997 to Disbursement
                            Agreement among TARC, TEC, Firstar Bank of Minnesota,
                            N.A. and Baker & O'Brien.
          *4.21          -- Indenture dated December 30, 1997 between TARC and First
                            Union National Bank, as trustee, with respect to the $200
                            million Series A Senior Subordinated Notes, including the
                            form of Note as an exhibit.
          *4.22          -- Warrant Agreement dated December 30, 1997 between TARC
                            and First Union National Bank, as Warrant Agent, with
                            respect to 175,000 common stock purchase warrants (the
                            "December 1997 Warrants"), including the form of warrant
                            as an exhibit.
          *4.23          -- Registration Rights Agreement dated December 30, 1997
                            between TARC and the holders of the Series A Senior
                            Subordinated Notes.
          *4.24          -- Securityholders' and Registration Rights Agreement dated
                            December 30, 1997 between TARC, Jefferies & Company,
                            Inc., as the Purchaser, and the holders of the December
                            1997 Warrants.
          *4.25          -- Third Supplemental Indenture dated January 16, 1998
                            between TARC, TEC and First Union National Bank.
          *4.26          -- Irrevocable Trust and Security Agreement dated January
                            16, 1998 between TARC and First Union National Bank.
          *4.27          -- Indenture dated March 16, 1998 between TARC and First
                            Union National Bank, as trustee, with respect to the $25
                            million Series C Senior Subordinated Notes, including the
                            form of Note as an exhibit.

          *4.28          -- Warrant Agreement dated March 16, 1998 between TARC and
                            First Union National Bank, as Warrant Agent, with respect
                            to 25,000 common stock purchase warrants (the "March 1998
                            Warrants"), including the form of warrant as an exhibit.
          *4.29          -- Registration Rights Agreement dated March 16, 1998
                            between TARC and the holders of the Series C Senior
                            Subordinated Notes.
          *4.30          -- Securityholders' and Registration Rights Agreement dated
                            March 16, 1998 between TARC, Jefferies & Company, Inc.,
                            as the Purchaser, and the holders of the March 1998
                            Warrants.
          *4.31          -- Note Purchase Agreement dated December 10, 1997 between
                            TARC and Merrill Lynch Corporate Bond Fund, Inc. -- High
                            Income Portfolio.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (filed as an exhibit to TARC's and TEC's Registration
                            Statement on Form S-1 [No. 33-82200], and incorporated
                            herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.3           -- Indemnification Agreement by and between TARC and each of its directors (filed as an exhibit to TARC's and TEC's
                            Registration Statement on Form S-1 [No. 33-82200], and
                            incorporated herein by reference).
          10.4           -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.5           -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.6           -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (filed as an exhibit to TARC's
                            Form 10-K for the transition period ended January 31,
                            1996, and incorporated herein by reference).
          10.7           -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (filed as an exhibit to TARC's Form
                            10-K for the transition period ended January 31, 1996,
                            and incorporated herein by reference).
          10.8           -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (filed as an exhibit to TARC's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.9           -- Services Agreement dated June 13, 1997 by and among TNGC
                            Holdings Corporation, TransAmerican Natural Gas
                            Corporation, TransAmerican Energy Corporation, TransTexas
                            Gas Corporation, TransTexas Drilling Services, Inc. and
                            TARC (filed as an exhibit to TARC's quarterly report on
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.10          -- Asset Purchase Agreement dated September 19, 1997 between
                            GATX Terminals Corporation and TARC (filed as an exhibit
                            to TARC's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1997, and incorporated herein by
                            reference).

          21.1           -- Schedule of Subsidiaries (filed as an exhibit to TARC's and TEC's Registration Statement on Form S-1 [No.
                            33-82200], and incorporated herein by reference).
         *27.1           -- Financial Data Schedule.
         *27.2           -- Restated Financial Data Schedule.
          99.1           -- Financial Statements of TransTexas dated January 31, 1998
                            (filed as part of TransTexas' Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).

---------------

* Filed herewith.

(b) REPORTS ON FORM 8-K

     TARC did not file any current reports on Form 8-K during the three months ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                        TRANSAMERICAN REFINING CORPORATION

                                        By:       /s/ JOHN R. STANLEY
                                           -------------------------------------
                                             John R. Stanley, Chief Executive
                                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1998.

                        NAME                                                TITLE
                        ----                                                -----

                 /s/ JOHN R. STANLEY                     Director, Chairman of the Board, President
-----------------------------------------------------      and Chief Executive Officer (Principal
                   John R. Stanley                         Executive Officer)

               /s/ DONALD B. HENDERSON                   Director
-----------------------------------------------------
                 Donald B. Henderson

                /s/ THOMAS B. MCDADE                     Director
-----------------------------------------------------
                  Thomas B. McDade

                /s/ EDWIN B. DONAHUE                     Vice President and Secretary (Principal
-----------------------------------------------------      Financial Officer and Accounting Officer)
                  Edwin B. Donahue

                               INDEX TO EXHIBITS

        EXHIBITS
        --------

           2.1           -- Stock Transfer Agreement dated as of February 23, 1995, between TARC, TEC and TransAmerican (filed as an exhibit
                            to TARC's and TEC's Current Report on Form 8-K dated
                            March 23, 1995, and incorporated herein by reference).
           3.1           -- Articles of Incorporation of TARC (filed as an exhibit to
                            TARC's and TEC's Registration Statement on Form S-1 [No.
                            33-82200], and incorporated herein by reference).
           3.2           -- By-laws of TARC (filed as an exhibit to TARC's and TEC's
                            Registration Statement on Form S-1 [No. 33-82200], and
                            incorporated herein by reference).
           4.1           -- Indenture dated as of February 15, 1995, between TARC,
                            First Fidelity Bank, National Association, as Trustee and
                            TEC, with respect to the Guaranteed First Mortgage
                            Discount Notes and the Guaranteed First Mortgage Notes
                            (together, the "Notes"), including the forms of Notes as
                            exhibits (filed as an exhibit to TARC's and TEC's Current
                            Report on Form 8-K dated February 23, 1995, and
                            incorporated herein by reference).
           4.2           -- Warrant Agreement dated as of February 23, 1995, among
                            the Company, TEC and First Fidelity Bank, National
                            Association, as Warrant Trustee, with respect to the
                            Common Stock Purchase Warrants including the form of
                            Warrant as an exhibit (filed as an exhibit to TARC's and
                            TEC's Current Report on Form 8-K dated February 23, 1995,
                            and incorporated herein by reference).
           4.3           -- Pledge Agreement dated as of February 23, 1995, from TARC to First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to TARC's and TEC's Current Report
                            on Form 8-K dated February 23, 1995, and incorporated
                            herein by reference).
           4.4           -- Security Agreement dated as of February 23, 1995, from
                            TARC to First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to TARC's and TEC's Current
                            Report on Form 8-K dated February 23, 1995, and
                            incorporated herein by reference).
           4.5           -- Cash Collateral and Disbursement Agreement dated as of
                            February 23, 1995, among TARC, First Fidelity Bank,
                            National Association, as Trustee, First Fidelity Bank,
                            N.A., as Disbursement Agent, and Baker & O'Brien, Inc.,
                            as Construction Supervisor (filed as an exhibit to TARC's
                            and TEC's Current Report on Form 8-K dated February 23,
                            1995, and incorporated herein by reference).
           4.6           -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement and Financing Statement from TARC in favor of
                            First Fidelity Bank, National Association, as Trustee
                            (filed as an exhibit to TARC's and TEC's Current Report
                            on Form 8-K dated February 23, 1995, and incorporated
                            herein by reference).
           4.7           -- Registration Rights Agreement dated as of February 23,
                            1995, between TransTexas, TARC, and TEC (filed as an
                            exhibit to TARC's and TEC's Current Report on Form 8-K
                            dated February 23, 1995, and incorporated herein by
                            reference).
           4.8           -- First Supplemental Indenture dated as of February 24,
                            1997 among TARC, TEC and First Union National Bank, f/k/a
                            First Fidelity Bank, N.A. (filed as an exhibit to TARC's
                            Annual Report on Form 10-K for the year ended January 31,
                            1997, and incorporated herein by reference).

        EXHIBITS
        --------
           4.9           -- Indenture dated as of March 14, 1997, between TARC and
                            First Union National Bank, as Trustee, with respect to
                            the $36 million Senior Secured Notes due 1998, including
                            the form of Note as an exhibit (filed as an exhibit to
                            TARC's Annual Report on Form 10-K for the year ended
                            January 31, 1997, and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of March 14, 1997, from TARC to
                            First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
           4.11          -- Security Agreement dated as of March 14, 1997, from TARC to First Union National Bank, as Trustee (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
           4.12          -- Cash Collateral and Disbursement Agreement dated as of
                            March 14, 1997, between TARC and First Union National
                            Bank, as Trustee and Disbursement Agent (filed as an
                            exhibit to TARC's Annual Report on Form 10-K for the year
                            ended January 31, 1997, and incorporated herein by
                            reference).
           4.13          -- First Amendment to Cash Collateral and Disbursement
                            Agreement dated as of April 3, 1997, between TARC and
                            First Union National Bank, as Trustee and Disbursement
                            Agent (filed as an exhibit to TARC's Annual Report on
                            Form 10-K for the year ended January 31, 1997, and
                            incorporated herein by reference).
           4.14          -- Second Supplemental Indenture dated June 13, 1997 between
                            TARC, as issuer, TransAmerican Energy Corporation, as
                            guarantor, and First Union National Bank, as trustee
                            (filed as an exhibit to TARC's current report on Form 8-K
                            dated June 13, 1997, and incorporated herein by
                            reference).
           4.15          -- Loan Agreement dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's current report on Form 8-K dated June 13, 1997,
                            and incorporated herein by reference).
           4.16          -- Security and Pledge Agreement dated June 13, 1997 by TARC in favor of TransAmerican Energy Corporation (filed as an
                            exhibit to TARC's current report on Form 8-K dated June
                            13, 1997, and incorporated herein by reference).
           4.17          -- Disbursement Agreement dated June 13, 1997 among TARC,
                            TransAmerican Energy Corporation, Firstar Bank of
                            Minnesota, N.A., as disbursement agent and trustee, and
                            Baker & O'Brien, Inc., as construction supervisor (filed
                            as an exhibit to TARC's current report on Form 8-K dated
                            June 13, 1997, and incorporated herein by reference).
           4.18          -- Form of Mortgage dated June 13, 1997 between TARC and
                            TransAmerican Energy Corporation (filed as an exhibit to
                            TARC's quarterly report on Form 10-Q for the quarter
                            ended July 31, 1997, and incorporated herein by
                            reference).
          *4.19          -- First Amendment dated December 30, 1997 to Loan Agreement between TARC and TEC.
          *4.20          -- First Amendment dated December 30, 1997 to Disbursement
                            Agreement among TARC, TEC, Firstar Bank of Minnesota,
                            N.A. and Baker & O'Brien.
          *4.21          -- Indenture dated December 30, 1997 between TARC and First
                            Union National Bank, as trustee, with respect to the $200
                            million Series A Senior Subordinated Notes, including the
                            form of Note as an exhibit.

        EXHIBITS
        --------
          *4.22          -- Warrant Agreement dated December 30, 1997 between TARC
                            and First Union National Bank, as Warrant Agent, with
                            respect to 175,000 common stock purchase warrants (the
                            "December 1997 Warrants"), including the form of warrant
                            as an exhibit.
          *4.23          -- Registration Rights Agreement dated December 30, 1997
                            between TARC and the holders of the Series A Senior
                            Subordinated Notes.
          *4.24          -- Securityholders' and Registration Rights Agreement dated
                            December 30, 1997 between TARC, Jefferies & Company,
                            Inc., as the Purchaser, and the holders of the December
                            1997 Warrants.
          *4.25          -- Third Supplemental Indenture dated January 16, 1998
                            between TARC, TEC and First Union National Bank.
          *4.26          -- Irrevocable Trust and Security Agreement dated January
                            16, 1998 between TARC and First Union National Bank.
          *4.27          -- Indenture dated March 16, 1998 between TARC and First
                            Union National Bank, as trustee, with respect to the $25
                            million Series C Senior Subordinated Notes, including the
                            form of Note as an exhibit.
          *4.28          -- Warrant Agreement dated March 16, 1998 between TARC and
                            First Union National Bank, as Warrant Agent, with respect
                            to 25,000 common stock purchase warrants (the "March 1998
                            Warrants"), including the form of warrant as an exhibit.
          *4.29          -- Registration Rights Agreement dated March 16, 1998
                            between TARC and the holders of the Series C Senior
                            Subordinated Notes.
          *4.30          -- Securityholders' and Registration Rights Agreement dated
                            March 16, 1998 between TARC, Jefferies & Company, Inc.,
                            as the Purchaser, and the holders of the March 1998
                            Warrants.
          *4.31          -- Note Purchase Agreement dated December 10, 1997 between
                            TARC and Merrill Lynch Corporate Bond Fund, Inc. -- High
                            Income Portfolio.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TARC, TEC, TransTexas and TransAmerican, as amended
                            (filed as an exhibit to TARC's and TEC's Registration
                            Statement on Form S-1 [No. 33-82200], and incorporated
                            herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TEC, TARC, TransTexas and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.3           -- Indemnification Agreement by and between TARC and each of its directors (filed as an exhibit to TARC's and TEC's
                            Registration Statement on Form S-1 [No. 33-82200], and
                            incorporated herein by reference).
          10.4           -- Interruptible Gas Sales Terms and Conditions dated
                            between TARC and TransTexas, as amended (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.5           -- Intercompany Note dated as of August 12, 1994, executed by TARC for the benefit of TransAmerican (filed as an
                            exhibit to TARC's and TEC's Registration Statement on
                            Form S-1 [No. 33-82200], and incorporated herein by
                            reference).
          10.6           -- Processing Agreement dated March 20, 1996 by and between
                            TARC and J. Aron & Company (filed as an exhibit to TARC's
                            Form 10-K for the transition period ended January 31,
                            1996, and incorporated herein by reference).

        EXHIBITS
        --------
          10.7           -- Employment Agreement dated June 12, 1995, between TARC
                            and R. Glenn McGinnis (filed as an exhibit to TARC's Form
                            10-K for the transition period ended January 31, 1996,
                            and incorporated herein by reference).
          10.8           -- Processing Agreement dated April 22, 1996 between TARC
                            and Glencore Ltd. (filed as an exhibit to TARC's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.9           -- Services Agreement dated June 13, 1997 by and among TNGC
                            Holdings Corporation, TransAmerican Natural Gas
                            Corporation, TransAmerican Energy Corporation, TransTexas
                            Gas Corporation, TransTexas Drilling Services, Inc. and
                            TARC (filed as an exhibit to TARC's quarterly report on
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.10          -- Asset Purchase Agreement dated September 19, 1997 between
                            GATX Terminals Corporation and TARC (filed as an exhibit
                            to TARC's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1997, and incorporated herein by
                            reference).
          21.1           -- Schedule of Subsidiaries (filed as an exhibit to TARC's and TEC's Registration Statement on Form S-1 [No.
                            33-82200], and incorporated herein by reference).
         *27.1           -- Financial Data Schedule.
         *27.2           -- Restated Financial Data Schedule.
          99.1           -- Financial Statements of TransTexas dated January 31, 1998
                            (filed as part of TransTexas' Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).

---------------

* Filed herewith.