Form 10-Q
period 1998-04-30
TRANSAMERICAN REFINING CORP
filed 1998-06-15
CIK 927762

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


                  For the Quarterly Period Ended April 30, 1998

                          Registration Number 33-85930


                            -----------------------


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


                            -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock of the registrant outstanding on June 15, 1998 is 30,000,000.



================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Condensed Balance Sheet as of April 30, 1998 and January 31, 1998.............................    2

             Condensed Statement of Operations for the three months ended April 30, 1998 and 1997..........    3

             Condensed Statement of Cash Flows for the three months ended April 30, 1998 and 1997..........    4

             Notes to Condensed Financial Statements.......................................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   16


                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   17

Item 2.    Changes in Securities and Use of Proceeds.......................................................   17

Item 6.    Exhibits and Reports on Form 8-K................................................................   17

Signatures.................................................................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                             CONDENSED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 APRIL 30,       JANUARY 31,
                                                                                   1998              1998
                                                                                -----------      -----------
                                         ASSETS

Current assets:
    Cash and cash equivalents .............................................     $    20,220      $    10,021
    Restricted cash held in disbursement accounts .........................          50,478           71,563
    Cash restricted for interest ..........................................          36,680           32,823
    Investments held in trust .............................................           9,426            9,114
    Accounts receivable ...................................................           1,200              870
    Other .................................................................           1,409            1,346
                                                                                -----------      -----------
        Total current assets ..............................................         119,413          125,737
                                                                                -----------      -----------

Property and equipment ....................................................       1,144,969          939,780
Less accumulated depreciation and amortization ............................          27,931           25,257
                                                                                -----------      -----------
        Net property and equipment ........................................       1,117,038          914,523
                                                                                -----------      -----------

Restricted cash held in disbursement accounts .............................              --           60,166
Cash restricted for interest ..............................................          19,175           16,348
Investments held in trust .................................................              --            8,591
Receivable from affiliates ................................................           1,778            1,655
Other assets, net .........................................................          64,729           68,429
                                                                                -----------      -----------
                                                                                $ 1,322,133      $ 1,195,449
                                                                                ===========      ===========



                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable ......................................................     $    47,098      $    32,022
    Payable to affiliates .................................................           6,039            6,976
    Accrued liabilities ...................................................          20,218            9,528
    Current maturities of long-term debt ..................................           7,776            6,710
                                                                                -----------      -----------
        Total current liabilities .........................................          81,131           55,236
                                                                                -----------      -----------

Payable to affiliates .....................................................           4,315            3,825
Long-term debt, less current maturities ...................................         227,218          210,666
Notes payable to affiliate ................................................         787,833          760,266
Other .....................................................................           4,964            5,048

Commitments and contingencies (Note 5) ....................................              --               --

Stockholder's equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized,
      30,000,000 shares issued and outstanding ............................             300              300
    Additional paid-in capital ............................................         512,689          439,566
    Accumulated deficit ...................................................        (296,317)        (279,458)
                                                                                -----------      -----------
        Total stockholder's equity ........................................         216,672          160,408
                                                                                -----------      -----------
                                                                                $ 1,322,133      $ 1,195,449
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

                       TRANSAMERICAN REFINING CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              APRIL 30,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Revenues:
    Other ........................................     $  2,007      $     --
                                                       --------      --------
        Total revenues ...........................        2,007            --
                                                       --------      --------

Costs and expenses:
    Processing arrangements, net .................           --          (175)
    Operations and maintenance ...................        2,852         3,613
    Depreciation and amortization ................        2,674         1,711
    General and administrative ...................        6,102         2,725
    Taxes other than income taxes ................        1,001           903
    Loss on purchase commitments .................           --         5,090
                                                       --------      --------
        Total costs and expenses .................       12,629        13,867
                                                       --------      --------
        Operating loss ...........................      (10,622)      (13,867)
                                                       --------      --------

Other income (expense):
    Interest income ..............................        2,260           127
    Interest expense, net ........................       (6,974)       (3,296)
    Equity in net loss of TransTexas .............         (229)       (2,050)
    Other ........................................           --            39
                                                       --------      --------
        Total other income (expense) .............       (4,943)       (5,180)
                                                       --------      --------
        Net loss before extraordinary item .......      (15,565)      (19,047)

Extraordinary item:
    Loss on the early extinguishment of debt .....       (1,294)           --
                                                       --------      --------
        Net loss .................................     $(16,859)     $(19,047)
                                                       ========      ========

Basic and diluted net loss per share:

    Loss before extraordinary item ...............     $  (0.52)     $  (0.63)
    Extraordinary item ...........................        (0.04)           --
                                                       --------      --------
                                                       $  (0.56)     $  (0.63)
                                                       ========      ========

Weighted average number of common shares
    outstanding for basic and diluted
    net loss per share (thousands) ...............       30,000        30,000
                                                       ========      ========




            See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                   ------------------------
                                                                                     1998            1997
                                                                                   ---------      ---------
Operating activities:
   Net loss ..................................................................     $ (16,859)     $ (19,047)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Loss on early extinguishment of debt ...................................         1,294             --
      Depreciation and amortization ..........................................         2,674          1,711
      Amortization of discount on long-term debt .............................         5,101             --
      Amortization of debt issue costs .......................................           216            287
      Equity in net loss of TransTexas .......................................           229          2,050
      Changes in assets and liabilities:
        Accounts receivable ..................................................          (330)            --
        Other current assets .................................................           (63)           206
        Accounts payable .....................................................           755            278
        Payable to affiliates, net ...........................................          (570)         3,277
        Accrued liabilities ..................................................        10,747           (951)
        Other assets .........................................................          (317)           283
                                                                                   ---------      ---------
                Net cash provided (used) by operating activities .............         2,877        (11,906)
                                                                                   ---------      ---------

Investing activities:
   Capital expenditures ......................................................      (165,104)       (18,844)
   Prepaid capital expenditures ..............................................         1,537             --
   Increase in investments held in trust .....................................          (160)            --
   Decrease in investments held in trust .....................................         8,439             --
                                                                                   ---------      ---------
               Net cash used by investing activities .........................      (155,288)       (18,844)
                                                                                   ---------      ---------

Financing activities:
   Issuance of long-term debt ................................................        26,625         36,000
   Retirement of long-term debt ..............................................        (7,792)            --
   Increase in debt proceeds held in disbursement accounts ...................            --        (34,920)
   Withdrawals from disbursement accounts ....................................        81,251         20,883
   Increase in cash restricted for interest ..................................        (6,684)            --
   Repayment of advances and notes payable to affiliate ......................        (1,646)            --
   Capital contributions from parent .........................................        72,145             --
   Advances from affiliate ...................................................            --         12,003
   Debt issue costs ..........................................................        (1,148)        (2,303)
   Principal payments on capital lease obligations ...........................          (141)          (219)
                                                                                   ---------      ---------
                Net cash provided by financing activities ....................       162,610         31,444
                                                                                   ---------      ---------
                Increase in cash and cash equivalents ........................        10,199            694
Beginning cash and cash equivalents ..........................................        10,021            613
                                                                                   ---------      ---------
Ending cash and cash equivalents .............................................     $  20,220      $   1,307
                                                                                   =========      =========

Noncash financing and investing activities:
   Accounts payable for property and equipment ...............................     $  38,535      $  11,609
   Accretion on long-term debt capitalized in property and equipment .........        25,764         13,908


            See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC" or the "Company") as of April 30, 1998 and the results of its operations and cash flows for the interim periods ended April 30, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. Unless otherwise noted, all capitalized terms used herein but not otherwise defined are as defined in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. TARC is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransTexas Gas Corporation ("TransTexas") is a subsidiary of TEC.

      Weighted average shares outstanding exclude potential common shares of approximately 2,686,000 and 7,458,000 for the three months ended April 30, 1998 and 1997, respectively.

RECENTLY ISSUED PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement was adopted by TARC effective February 1, 1998. The adoption of this statement did not have a material impact on TARC's financial statements.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start Up Activities," ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. This statement of position was adopted by TARC effective February 1, 1998. Implementation of the statement requires start-up activities, such as those related to the Capital Improvement Program, to be expensed as incurred. The adoption of this statement did not have a material impact on TARC's financial statements for the three months ended April 30, 1998.

2.    CAPITAL IMPROVEMENT PROGRAM

      TARC's refinery is located in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's business strategy is to modify, expand and reactivate its refinery and to maximize its refining margins by converting low-cost, heavy, sour crude oils into light petroleum products including primarily gasoline and heating oil.

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

      In June 1997, in connection with the TEC Notes Offering, the TARC Intercompany Loan and the TARC Notes Tender Offer, TARC adopted a revised capital improvement program designed to increase the capacity and complexity of the refinery ("Capital Improvement Program"). The most significant projects include: (i) converting the visbreaker unit into a delayed coking unit to process vacuum tower bottoms into lighter petroleum products, (ii) modernizing and upgrading a fluid catalytic cracking unit to increase gasoline production capacity and allow the direct processing of low-cost atmospheric residual feedstocks, and (iii) upgrading and expanding hydrotreating, alkylation and sulfur recovery

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


units to increase sour crude processing capacity. In addition, TARC is in the process of expanding, modifying and adding other processing units, tankage and offsite facilities as part of the Capital Improvement Program. The Capital Improvement Program includes expenditures necessary to ensure that the refinery is in compliance with certain existing air and water discharge regulations and that gasoline produced will comply with federal standards. TARC is acting as general contractor, but has engaged a number of specialty consultants and engineering and construction firms to assist it in completing the individual projects that comprise the Capital Improvement Program. Each of these firms was selected because of its specialized expertise in a particular process or unit integral to the Capital Improvement Program.

      The Capital Improvement Program is being executed in two phases. Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing state-of-the-art MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be tested and operational by July 31, 1999. TARC's current estimates indicate that actual expenditures will exceed the budget by as much as $45 million (of which $36 million is allocated to Phase I). Although there can be no assurance, TARC believes that cash available in the TARC Disbursement Account is sufficient to fund the projected remaining costs of Phase I and that cash available in the TARC Disbursement Account, other cash on hand and anticipated cash flow from operations of certain Phase I units will be sufficient to fund the projected remaining costs of Phase II. TARC believes that both Phase I and Phase II will be completed in advance of the Phase I completion date required by the TEC Notes Indenture. TARC anticipates
Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in June 1998. Upon Mechanical Completion of these units, TARC will be able to purchase feedstocks using funds in the TARC Disbursement Account reserved for such purpose. TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion during the second quarter of fiscal 1999. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999. TARC spent approximately $359.6 million on the Capital Improvement Program during the period between June 1997 and April 30, 1998. As of April 30, 1998, TARC had commitments to spend another $10.4 million. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

      TARC has previously incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


3.    DISBURSEMENT ACCOUNTS

      Pursuant to a disbursement agreement dated June 13, 1997, as amended December 30, 1997 (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee"), Firstar Bank of Minnesota, N.A., as disbursement agent (the "Disbursement Agent"), and Baker & O'Brien, Inc., as construction supervisor (the "Construction Supervisor"), $208 million of the net proceeds from the sale of the TEC Notes was placed into accounts (collectively, the "TARC Disbursement Account") to be held and invested by the Disbursement Agent until disbursed. In addition, proceeds to TEC and TARC of approximately $201 million from the TransTexas share repurchase program were deposited in the TARC Disbursement Account. On December 30, 1997, TARC deposited $119 million of the net proceeds from the issuance of its Series A Senior Subordinated Notes into the TARC Disbursement Account for use in the Capital Improvement Program. All funds in the TARC Disbursement Account are pledged as security for the repayment of the TEC Notes. TEC disbursements for TARC expenditures are treated as capital contributions.

      The Disbursement Agent makes disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. Disbursements from the TARC Disbursement Account are generally restricted to reimbursement for expenses incurred in connection with the Capital Improvement Program. Disbursements for general and administrative expenses ($1.5 million monthly) and, upon Mechanical Completion of certain units, for feedstock purchases (up to a maximum aggregate of $50 million) are also permitted. Interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of April 30, 1998, $374 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and $18 million for general and administrative expenses. In addition, special disbursements have been made in the amounts of $7 million to pay accounts payable and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

4.    LONG-TERM DEBT

      On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date of February 15, 1999, as well as a call premium of 6%. As of April 30, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $7.8 million remained outstanding.

      On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of its 16% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") and 25,000 warrants (the "March 1998 Warrants") to purchase 333,606 shares of TARC common stock. Interest on the Series C Notes is payable semi-annually on June 30 and December 30, commencing June 30, 1998. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units were allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Notes through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

5.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees, and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flows.

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

      TARC uses (and in the past has used) certain materials, and generates (and in the past has generated) certain substances or wastes, that are or may be deemed hazardous substances or wastes. In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exceptions, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TARC's future financial position, results of operations or cash flow.

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)



      In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of April 30, 1998, TARC has recognized a liability of $3.1 million for this contingency.

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

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


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

      Title V of the Clean Air Act requires states to implement an Operating Permit Program that codifies all federally enforceable limitations that are applicable to a particular source. The EPA has approved Louisiana's Title V Operating Permit Program. The Title V Operating Permit is necessary for TARC to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V Operating Permit Application covering the refinery and the adjacent tank storage facility. TARC believes that its application will be approved. However, there can be no assurance that it will be approved as submitted or that additional expenditures required pursuant to Title V Operating Permit obligations will not have a material adverse effect on TARC's financial position, results of operations or cash flow.

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

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


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

      PURCHASE COMMITMENTS

      TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of April 30, 1998, TARC had commitments for refinery construction and maintenance of approximately $10.4 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

      PROCESSING AGREEMENTS

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of April 30, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to this processing agreement. Included in the 0.7 million barrels of product stored at the refinery as of April 30, 1998, are approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the three months ended April 30, 1998, TARC incurred no income or loss related to this purchase commitment compared to a $5.1 million loss for the three months ended April 30, 1997. During June 1998, TARC completed processing these barrels pursuant to the processing agreement described above. TARC expects to incur additional losses on this purchase commitment in the second quarter of fiscal 1999.

      POTENTIAL EFFECTS OF A CHANGE OF CONTROL

      Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata

                       TRANSAMERICAN REFINING CORPORATION

                                   (UNAUDITED)


share of the amount TEC is required to pay under the TEC Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TARC or TransTexas including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In the event of a change of control under the TEC Notes Indenture, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

6.    TRANSACTIONS WITH AFFILIATES

      Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three months ended April 30, 1998 and 1997 were $37.5 million and $2.2 million, respectively, of which $5.1 million and $2.0 million were payable at April 30, 1998 and January 31, 1998, respectively.

      On June 13, 1997, the Company entered into a services agreement with TransAmerican, TransTexas and TEC. Under the agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. TARC will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. During the three months ended April 30, 1998, TARC recognized $1.5 million in service agreement expense, of which $0.3 million and $2.2 million was payable to TransTexas and TransAmerican, respectively, as of April 30, 1998.

      During the year ended January 31, 1998, TEC made advances to TARC pursuant to a promissory note due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. During the three months ended April 30, 1998, TARC repaid $1.6 million of the advances to TEC. As of April 30, 1998, the principal amount payable by TARC to TEC pursuant to the note was $13.4 million.

      During the three months ended April 30, 1998, TEC contributed $4.5 million to TARC for general corporate purposes and $67.6 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

      In April 1998, TARC distributed all of its shares of TransTexas common stock to TEC, resulting in a charge to additional paid-in capital of $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

      GENERAL

      TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. TARC did not operate the No. 2 Vacuum Unit during the three months ended April 30, 1998. TARC does not consider its historical results to be indicative of future results.

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

      THREE MONTHS ENDED APRIL 30, 1998, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1997

      TARC's revenues for the three months ended April 30, 1998 consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

      Operations and maintenance expense for the three months ended April 30, 1998 decreased to $2.9 million from $3.6 million for the same period in 1997, primarily due to lower tank rental expense.

      Depreciation and amortization expense for the three months ended April 30, 1998 increased to $2.7 million from $1.7 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

      General and administrative expenses for the three months ended April 30, 1998 increased to $6.1 million from $2.7 million for the same period in 1997. The increase was primarily due to increased salary expense resulting from additional personnel added in anticipation of starting up refinery operations, fees related to the services agreement entered into among TransAmerican, TEC, TARC and TransTexas and increased professional fees.

      Taxes other than income taxes for the three months ended April 30, 1998 increased to $1.0 million from $0.9 million for the same period in 1997, primarily due to increased franchise tax expense.

      TARC incurred no income or loss on purchase commitments for the three months ended April 30, 1998 compared to a $5.1 million loss on purchase commitments for the same period in 1997.

      Interest income for the three months April 30, 1998 increased to $2.3 million from $0.1 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Interest expense, net for the three months ended April 30, 1998 increased to $7.0 million from $3.3 million for the same period in 1997, due primarily to interest on the TARC Intercompany Loan and Senior Subordinated Notes. During the three months ended April 30, 1998, TARC capitalized approximately $33.7 million of interest related to property and equipment additions at TARC's refinery compared to $18.8 million for the three months ended April 30, 1997.

      The equity in loss of TransTexas for the three months ended April 30, 1998 and 1997 of $(0.2) million and $(2.1) million, respectively, reflects TARC's equity interest in TransTexas. In April 1998, TARC distributed all of its shares of TransTexas common stock to TEC.

      The loss on the early extinguishment of debt of $1.3 million for the three months ended April 30, 1998 is a result of the redemption of $7.0 million of TARC Notes in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

     TARC expects to commence the staged start-up of the No. 2 Vacuum Unit, the No. 2 Crude Unit and the Delayed Coking Unit in June and July 1998. Upon Mechanical Completion of the Delayed Coking Unit and related facilities (expected in mid- to late June), TARC will have access to funds in the Disbursement Account reserved for feedstock purchases. Because efficient start-up will require feedstocks prior to Mechanical Completion of the Delayed Coking Unit, TARC has purchased approximately 1.35 million barrels of feedstocks financed by cash-backed letters of credit and letters of credit supported by the credit of a third party. Under the third-party arrangement, if TARC is unable to obtain feedstock disbursements from the TARC Disbursement Account prior to a draw under the letters of credit, the third party will take title to the feedstock and TARC will be required to buy the feedstock from the third party at a price equal to the purchase price plus interest at a rate of 15% per annum.

      TARC estimates that capital expenditures for the Capital Improvement Program will be $256 million during the fiscal year ending January 31, 1999. TARC currently estimates that Capital Improvement Program costs may increase by as much as $45 million over the $427 million originally estimated. Although there can be no assurance, TARC believes that it will have cash sufficient to fund the remaining construction. See Note 2 of Notes to Condensed Financial Statements. If engineering problems, further cost overruns or delays occur and other financing sources are not available, TARC may not be able to complete both phases of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. There is no assurance that TARC can complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      As of April 30, 1998, TARC and TEC had deposited an aggregate of $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements are made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee") under the indenture governing the TEC Notes (the "TEC Notes Indenture"), Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See
Note 3 of Notes to Condensed Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. There is no assurance that the funds deposited in the TARC Disbursement Account will be adequate for their designated purposes. As of April 30, 1998, $374 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program, $18 million for general and administrative expenses $7 million for accounts payable and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

      On January 14, 1998, TARC called for redemption on February 17, 1998 approximately $7 million in aggregate principal amount of TARC Notes pursuant to the terms of the indenture governing the TARC Notes. On January 16, 1998, TARC deposited pursuant to an irrevocable trust agreement approximately $9.8 million for defeasance of the remaining TARC Notes outstanding after the redemption. The deposited funds are sufficient to pay the principal of the remaining TARC Notes and interest thereon from the date of deposit to and including the final redemption date of February 15, 1999, as well as a call premium of 6%. As of April 30, 1998, TARC Mortgage Notes and TARC Discount Notes with an aggregate carrying value of approximately $7.8 million remained outstanding.

      On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of its 16% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") and 25,000 warrants (the "March 1998 Warrants") to purchase 333,606 shares of TARC common stock. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units were allocated to the March 1998 Warrants. TARC deposited $6.0 million into an interest reserve account for interest payments on the Series C Notes through June 30, 1999. The remaining $20.2 million of net proceeds has been or will be used for general corporate purposes.

      In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. As of April 30, 1998, TARC was storing approximately 0.7 million barrels of feedstock and intermediate or refined products pursuant to this processing agreement. Included in the 0.7 million barrels of product stored at the refinery as of April 30, 1998, are approximately 0.6 million barrels of feedstock owned by a third party related to a purchase commitment entered into in April 1997. For the three months ended April 30, 1998, TARC incurred no income or loss related to this purchase commitment compared to a $5.1 million loss for the three months ended April 30, 1997. During June 1998, TARC completed processing these barrels pursuant to the processing agreement described above. TARC expects to incur additional losses on this purchase commitment in the second quarter of fiscal 1999.

      During the year ended January 31, 1998, TEC made advances to TARC pursuant to a promissory note due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. During the three months ended April 30, 1998, TARC repaid $1.6 million of the advances to TEC. As of April 30, 1998, the principal amount payable by TARC to TEC pursuant to the note was $13.4 million.

      During the three months ended April 30, 1998, TEC contributed $4.5 million to TARC for general corporate purposes and $67.6 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

      Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flow. TARC also has contingent liabilities with respect to certain legal proceedings as more fully described in Note 5 of Notes to Condensed Financial Statements.

IMPACT OF YEAR 2000 ISSUE

      The year 2000 issue relates to computer programs or computer equipment designed to use two digits rather than four digits to define the applicable year. As a result, computer systems with time-sensitive software may not accurately calculate, store or use a date subsequent to December 31, 1999. This could result in system failures or miscalculations and disruptions of operations, including among other things, a temporary inability to process transactions or engage in other normal business activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See Note 5 of Notes to Condensed Financial Statements for a discussion of TARC's legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On April 17, 1998, the TARC Notes were defeased pursuant to the indenture governing such notes. As a result of the defeasance, the collateral securing repayment of the TARC Notes was released.

          On March 16, 1998, TARC issued in a private offering 25,000 Units consisting of $25 million in aggregate principal amount of its 16% Series C Senior Subordinated Notes due 2003 (the "Series C Notes") and 25,000 warrants (the "March 1998 Warrants" and, together with the December 1997 Warrants, the "Warrants") to purchase an aggregate of 333,606 shares of TARC common stock. Each Warrant is exercisable on or after December 30, 1998 to purchase 13.344257 shares of TARC's common stock at an exercise price of $0.01 per share. Net proceeds to TARC, after deducting fees and expenses of approximately $1.2 million, were approximately $26.2 million. Net proceeds of approximately $2.8 million from the sale of the Units was allocated to the March 1998 Warrants. The Units were sold to Jefferies & Company, Inc., as initial purchaser, and were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          27.1   -  Financial Data Schedule

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended April 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                TRANSAMERICAN REFINING CORPORATION
                                           (Registrant)





June 15, 1998                   By:      /s/ R. GLENN MCGINNIS
                                   ------------------------------------------
                                   R. Glenn McGinnis, Chief Executive Officer



June 15, 1998                   By:           /s/ ED DONAHUE
                                   ------------------------------------------
                                   Ed Donahue, Vice President and Secretary
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
  27.1      -     Financial Data Schedule