Form 10-Q
period 1998-07-31
TRANSAMERICAN REFINING CORP
filed 1998-09-14
CIK 927762

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

                  For the Quarterly Period Ended July 31, 1998

                          Registration Number 33-85930

                             ---------------------

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

                             -------------------


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

    The number of shares of common stock of the registrant outstanding on September 14, 1998 is 30,000,000.


================================================================================

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS




                                                                                                                Page
                                                                                                                ----
                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Condensed Balance Sheet as of July 31, 1998 and January 31, 1998  . . . . . . . . . . . . . . . .     2

            Condensed Statement of Operations for the three and six months ended July 31, 1998 and 1997 . . .     3

            Condensed Statement of Cash Flows for the six months ended July 31, 1998 and 1997 . . . . . . . .     4

            Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . .    18


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 JULY 31,       JANUARY 31,
                                                                                   1998            1998
                                                                                ----------      -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .        $     264      $    10,021
   Restricted cash held in disbursement accounts  . . . . . . . . . . . .               --           71,563
   Cash restricted for interest . . . . . . . . . . . . . . . . . . . . .           36,680           32,823
   Investments held in trust  . . . . . . . . . . . . . . . . . . . . . .            9,545            9,114
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .            2,039              870
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32,033               --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,800            1,346
                                                                                ----------      -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . .           90,361          125,737
                                                                                ----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        1,328,808          939,780
Less accumulated depreciation and amortization  . . . . . . . . . . . . .           29,722           25,257
                                                                                ----------      -----------
       Net property and equipment   . . . . . . . . . . . . . . . . . . .        1,299,086          914,523
                                                                                ----------      -----------

Restricted cash held in disbursement accounts . . . . . . . . . . . . . .               --           60,166
Cash restricted for interest  . . . . . . . . . . . . . . . . . . . . . .              204           16,348
Investments held in trust . . . . . . . . . . . . . . . . . . . . . . . .               --            8,591
Receivable from affiliates  . . . . . . . . . . . . . . . . . . . . . . .            1,890            1,655
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           40,177           68,429
                                                                                ----------      -----------
                                                                                $1,431,718      $ 1,195,449
                                                                                ==========      ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   78,647      $    32,022
   Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           10,981            6,976
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            9,418            9,528
   Current maturities of long-term debt . . . . . . . . . . . . . . . . .            7,837            6,710
                                                                                ----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . . . .          106,883           55,236
                                                                                ----------      -----------

Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .            4,907            3,825
Long-term debt, less current maturities . . . . . . . . . . . . . . . . .          227,644          210,666
Notes payable to affiliate  . . . . . . . . . . . . . . . . . . . . . . .          822,944          760,266
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,855            5,048

Commitments and contingencies (Note 6)  . . . . . . . . . . . . . . . . .               --               --

Stockholder's equity:
   Common stock, $0.01 par value, 100,000,000 shares authorized,
         30,000,000 shares issued and outstanding   . . . . . . . . . . .              300              300
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          565,635          439,566
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (301,450)        (279,458)
                                                                                ----------      -----------
       Total stockholder's equity   . . . . . . . . . . . . . . . . . . .          264,485          160,408
                                                                                ----------      -----------
                                                                                $1,431,718      $ 1,195,449
                                                                                ==========      ===========

           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JULY 31,                     JULY 31,
                                                       ------------------------       ---------------------
                                                          1998            1997           1998         1997
                                                       ---------       --------       --------    ---------
Revenues:
   Product sales  . . . . . . . . . . . . . . . . .    $   8,375       $     --       $  8,375    $      --
   Other    . . . . . . . . . . . . . . . . . . . .        1,270             --          3,277           --
                                                       ---------       --------       --------    ---------
       Total revenues   . . . . . . . . . . . . . .        9,645             --         11,652           --
                                                       ---------       --------       --------    ---------

Costs and expenses:
   Costs of products sold . . . . . . . . . . . . .        7,819             --          7,819           --
   Processing arrangements, net . . . . . . . . . .       (1,826)        (3,062)        (1,826)      (3,237)
   Operations and maintenance     . . . . . . . . .        3,131          4,249          5,793        7,862
   Depreciation and amortization  . . . . . . . . .        1,791          1,714          4,465        3,425
   General and administrative . . . . . . . . . . .        5,852          2,280         11,954        5,005
   Taxes other than income taxes  . . . . . . . . .        1,318            903          2,319        1,806
   (Gain) loss on purchase commitments  . . . . . .           --           (331)            --        4,759
                                                       ---------       --------       --------    ---------
       Total costs and expenses   . . . . . . . . .       18,085          5,753         30,524       19,620
                                                       ---------       --------       --------    ---------
       Operating loss   . . . . . . . . . . . . . .       (8,440)        (5,753)       (18,872)     (19,620)
                                                       ---------       --------       --------    ---------

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . .        1,493            916          3,753        1,043
   Interest expense, net  . . . . . . . . . . . . .       (1,050)        (3,471)        (8,024)      (6,767)
   Equity in income of TransTexas
      before extraordinary item . . . . . . . . . .           --         47,215           (229)      45,165
   Other    . . . . . . . . . . . . . . . . . . . .           --            696             --          735
                                                       ---------       --------       --------    ---------
       Total other income (expense)   . . . . . . .          443         45,356         (4,500)      40,176
                                                       ---------       --------       --------    ---------
       Income (loss) before extraordinary items
       and cumulative effect of change in
       accounting principle . . . . . . . . . . . .       (7,997)        39,603        (23,372)      20,556
Extraordinary items:
   Equity in extraordinary item of TransTexas . . .           --        (10,168)            --      (10,168)
   Loss on the early extinguishment of debt . . . .           --        (84,422)        (1,294)     (84,422)
Cumulative effect of a change in
   accounting principle . . . . . . . . . . . . . .           --             --          2,674           --
                                                       ---------       --------       --------    ---------
       Net loss   . . . . . . . . . . . . . . . . .    $  (7,997)      $(54,987)      $(21,992)   $ (74,034)
                                                       =========       ========       ========    =========

Basic and diluted net income (loss) per share:
   Income (loss) before extraordinary items
       and cumulative effect of a change
       in accounting principle  . . . . . . . . . .    $   (0.27)      $   1.32       $  (0.78)   $    0.68
   Extraordinary items  . . . . . . . . . . . . . .           --          (3.15)         (0.04)       (3.15)
   Cumulative effect of a change in
       accounting principle . . . . . . . . . . . .           --             --           0.09           --
                                                       ---------       --------       --------    ---------
                                                       $   (0.27)      $  (1.83)      $  (0.73)   $   (2.47)
                                                       =========       ========       ========    =========


Weighted average number of common
   shares outstanding for basic and diluted
   net loss per share (thousands) . . . . . . . . .       30,000         30,000         30,000       30,000
                                                       =========       ========       ========    =========



           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JULY 31,
                                                                                      ----------------------
                                                                                        1998           1997
                                                                                      ---------    ---------
Operating activities:
  Net loss      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (21,992)   $ (74,034)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Loss on early extinguishment of debt   . . . . . . . . . . . . . . . . . . .         1,294       84,422
     Cumulative effect of a change in accounting principle  . . . . . . . . . . .        (2,674)          --
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .         4,465        3,425
     Amortization of discount on long-term debt   . . . . . . . . . . . . . . . .         5,461        4,627
     Amortization of debt issue costs   . . . . . . . . . . . . . . . . . . . . .           187          713
     Equity in net (earnings) loss of TransTexas  . . . . . . . . . . . . . . . .           229      (34,997)
     Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,169)        (351)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,759)          --
       Other current assets   . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,454)        (577)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (166)      (4,867)
       Payable to affiliates, net   . . . . . . . . . . . . . . . . . . . . . . .         4,852       13,594
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,719       (7,276)
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (15)         205
                                                                                      ---------    ---------
               Net cash used by operating activities  . . . . . . . . . . . . . .       (32,022)     (15,116)
                                                                                      ---------    ---------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (275,397)     (59,317)
  Increase in investments held in trust   . . . . . . . . . . . . . . . . . . . .          (279)          --
  Decrease in investments held in trust   . . . . . . . . . . . . . . . . . . . .         8,439           --
                                                                                      ---------    ---------
              Net cash used by investing activities   . . . . . . . . . . . . . .      (267,237)     (59,317)
                                                                                      ---------    ---------

Financing activities:
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .        26,625      675,649
  Retirement of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .        (7,792)    (437,214)
  Withdrawals from disbursement accounts  . . . . . . . . . . . . . . . . . . . .       131,729       66,003
  Disbursements of cash restricted for interest   . . . . . . . . . . . . . . . .        12,287           --
  Repayment of advances and notes payable to affiliate  . . . . . . . . . . . . .        (4,646)    (170,020)
  Capital contributions from parent   . . . . . . . . . . . . . . . . . . . . . .       125,091      (66,000)
  Advances from affiliate   . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,704       15,026
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,148)      (2,303)
  Principal payments on capital lease obligations   . . . . . . . . . . . . . . .          (348)        (438)
                                                                                      ---------    ---------
               Net cash provided by financing activities  . . . . . . . . . . . .       289,502       80,703
                                                                                      ---------    ---------
               Increase (decrease) in cash and cash equivalents   . . . . . . . .        (9,757)       6,270
Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        10,021          613
                                                                                      ---------    ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .     $     264    $   6,883
                                                                                      =========    =========

Noncash financing and investing activities:
  Accounts payable for property and equipment   . . . . . . . . . . . . . . . . .      $ 55,731    $   9,116
  Product financing arrangements  . . . . . . . . . . . . . . . . . . . . . . . .        15,274           --
  Accrued interest on long-term debt capitalized in property and equipment  . . .        57,689       30,426
  Debt issue costs allocated from affiliate   . . . . . . . . . . . . . . . . . .            --       24,893


           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC" or the "Company") as of July 31, 1998 and the results of its operations and cash flows for the interim periods ended July 31, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. Unless otherwise noted, all capitalized terms used herein but not otherwise defined are as defined in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. TARC is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransTexas Gas Corporation ("TransTexas") is a subsidiary of TEC.

     Weighted average shares outstanding exclude potential common shares of approximately 2,686,000 and 7,458,000 for the three and six months ended July 31, 1998 and 1997, respectively.

RECENTLY ISSUED PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2000. TARC is uncertain as to the impact on its financial statements of the adoption of SFAS 133.

2.   ACCOUNTING CHANGES

     Effective May 1, 1998, TARC changed its method of accounting for turnaround costs. Turnaround costs consist of required periodic maintenance on major processing units including the shutdown and restart of the units. Previously, TARC estimated the costs of a scheduled turnaround and ratably accrued these costs over the period until the next scheduled turnaround. To provide for better matching of turnaround costs with revenues and to be more consistent with industry standards, TARC changed its method of accounting for turnaround costs to one that results in the amortization of incurred costs on a straight-line basis over the period of time estimated to lapse until the next scheduled turnaround. The cumulative effect of this accounting change through January 31, 1998, was a decrease in net loss for the six months ended July 31, 1998 of $2.7 million or $0.09 per common share. Excluding the cumulative effect, the change decreased net loss for the three and six months ended July 31, 1998 by $0.2 million and $0.4 million, respectively, or $0.01 per common share.

     Pro forma amounts assuming the change in accounting principle is applied retroactively are as follows: (in thousands of dollars except per share amounts):

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JULY 31,                    JULY 31,
                                                       -------------------------    ------------------------
                                                          1998            1997           1998         1997
                                                       ---------      ----------    ----------     ---------
Income (loss) before extraordinary items                $(7,997)       $ 39,794      $(23,372)     $ 20,938
Basic and diluted net income (loss) per share
  before extraordinary items:
  As reported                                             (0.27)           1.32         (0.78)         0.68
  Pro forma                                               (0.27)           1.33         (0.78)         0.69
Net loss                                                 (7,997)        (54,796)      (24,666)      (73,652)
Basic and diluted net loss per share:
  As reported                                             (0.27)          (1.83)        (0.73)        (2.47)
  Pro forma                                               (0.27)          (1.82)        (0.82)        (2.46)


                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


     TARC's inventories consist primarily of feedstocks and refined products and are stated at the lower of cost or market. Effective May 1, 1998, the Company changed its method of inventory pricing for feedstocks and refined products from the average cost method to the first-in-first-out method. Historically, sales of refined products have been limited and sporadic due to intermittent operations of the refinery during periods of construction and expansion. Upon completion of the Capital Improvement Program, the refinery will be capable of producing multiple refined products from a variety of feedstocks. The Company believes the change from the average cost method to the first-in-first-out method will enable the Company to more efficiently value its inventory and match revenues and costs. Furthermore, the Company believes the first-in-first-out method is more widely used than the average cost method in the refining industry and desires to present more comparative information. There was no cumulative effect of this accounting change for any period presented.

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

     The Capital Improvement Program is being executed in two phases. Phase I of the Capital Improvement Program includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit utilizing MSCC(SM) technology and the installation of additional equipment expected to further improve operating margins by allowing for a significant increase in the refinery's capacity to produce gasoline. In June 1997, TARC estimated that Phase I would be completed at a cost of $223 million, would be tested and operational by September 30, 1998 and would result in the refinery having the capacity to process up to 200,000 Bpd of sour crude oil. In June 1997, TARC estimated that Phase II would be completed at a cost of $204 million and would be tested and operational by July 31, 1999.

     TARC's current estimates indicate that actual expenditures may exceed the original budget by $221 million to $245 million (of which $131 million to $134 million is allocated to Phase I), depending upon the extent to which an unallocated contingency amount of $24 million is used. TARC spent approximately $468.3 million on the Capital Improvement Program during the period between June 1997 and July 31, 1998. As of July 31, 1998, TARC had

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


commitments to spend another $58.5 million on the Capital Improvement Program. TARC intends to fund the remaining Capital Improvement Program costs with proceeds from the issuance of additional debt and equity securities and other sources of capital, including cash flow from Phase I operations. TARC is engaged in negotiations with an investor group which, if consummated, would result in additional construction capital of approximately $100 million and a change of control of the refinery. Consummation of any such transaction will be contingent upon obtaining the consent of the holders of the TEC Notes and TARC's Senior Subordinated Notes. There can be no assurance that additional financing to fund completion of the Capital Improvement Program will be obtained or, if such financing is obtained, what the terms thereof will be. Under certain circumstances involving a change of control, TARC may not be able to recover all of its investment in the refinery.

     TARC achieved Mechanical Completion of the Delayed Coking Unit, the HDS Unit and the related portion of the Sulfur Recovery System in June 1998. If adequate financing is obtained on a timely basis, TARC believes that the remainder of Phase I (other than the No. 2 Reformer) will reach Mechanical Completion in November 1998. TARC intends to defer additional expenditures on the No. 2 Reformer until the fourth quarter of fiscal 1999. TARC believes that both Phase I and Phase II will be completed in advance of the respective completion dates required by the TEC Notes Indenture. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of financing, engineering problems, work stoppages and further cost overruns, over which TARC may not have any control, and there can be no assurance that any such projections or estimates will prove accurate.

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

     TARC has historically incurred losses and negative cash flow from operations as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. As described above, TARC must raise additional funds in order to complete the Capital Improvement Program. There is no assurance that TARC can raise additional funds, complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations. As a result, there is substantial doubt about TARC's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The Disbursement Agent makes disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. Disbursements from the TARC Disbursement Account are generally restricted to reimbursement for expenses incurred in connection with the Capital Improvement Program. Disbursements for general and administrative expenses ($1.5 million monthly) and, upon

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


Mechanical Completion of certain units, for feedstock purchases (up to a maximum aggregate of $50 million) are also permitted. Interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative and other costs of TARC and TEC. As of July 31, 1998, $469 million had been disbursed to TARC out of the TARC
Disbursement Account for use in the Capital Improvement Program and for feedstock purchases and $22.5 million for general and administrative expenses. In addition, special disbursements have been made in the amounts of $7 million to pay accounts payable and $19 million for payments of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

5.   INVENTORIES

     The major components of inventories are as follows (in thousands of dollars):

                                                  July 31,      January 31,
                                                    1998           1998
                                                  -------       ----------
          Refinery feedstocks and blendstocks     $21,926       $   --
          Intermediate and refined products        10,107           --
                                                  -------       ----------
                                                  $32,033       $   --
                                                  =======       ==========


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

     GENERAL. The litigation matters discussed above amount to significant potential liability which, if adjudicated in a manner adverse to TARC in one reporting period, could have a material adverse effect on TARC's financial position, results of operations or cash flow for that period. TARC is also a named defendant in other ordinary course, routine

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


litigation incidental to its business. Although the outcome of these lawsuits cannot be predicted with certainty, TARC does not expect these matters to have a material adverse effect on its financial position.

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

     In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities have indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the Louisiana Department of Environmental Quality (the "LDEQ") plans for the remediation of any significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II Environmental Assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property, and created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination; however, because the LDEQ has not yet approved certain of the remediation plans, there can be no assurance that the funds set aside in the escrow account will be sufficient to pay all required remediation costs. As of July 31, 1998, TARC has recognized a liability of $3.1 million for this contingency.

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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



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

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


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

     PURCHASE COMMITMENTS

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of July 31, 1998, TARC had commitments for refinery construction and maintenance of approximately $58.5 million. TARC is acting as general contractor and can generally cancel or postpone capital projects.

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)



     PROCESSING AGREEMENTS

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the three months ended July 31, 1998 and 1997, TARC processed approximately 0.8 million barrels and 0.4 million barrels, respectively, pursuant to processing agreements. Income from this processing agreement was $1.8 million and $3.1 million for the three months ended July 31, 1998 and 1997, respectively.

     POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     Pursuant to the terms of the TARC Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TARC to repay the principal of the TARC Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the accreted value of the outstanding principal amount of the TARC Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the TARC Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TARC's or TransTexas' capital stock, respectively, but less than 50% of the total voting stock or economic value of TARC or TransTexas, respectively, unless (in the case of either (i) or (ii) above) the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In the event of a change of control under the TEC Notes Indenture, there can be no assurance that TransTexas or TARC will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

     REGISTRATION RIGHTS AGREEMENT

     TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC will incur $10,000 per week in additional interest from July 28, 1998 until such date as the registration statement is declared effective.

7. TRANSACTIONS WITH AFFILIATES

     Southeast Contractors, a subsidiary of TransAmerican, provides construction personnel to TARC in connection with the Capital Improvement Program. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charges TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three and six months ended July 31, 1998 and 1997 were $44.5 million, $82.0 million, $7.5 million and $9.7 million, respectively, of which $9.6 million and $2.0 million were payable at July 31, 1998 and January 31, 1998, respectively.

     On June 13, 1997, the Company entered into a services agreement with TransAmerican, TransTexas and TEC. Under the agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. TARC

                       TRANSAMERICAN REFINING CORPORATION

                                  (UNAUDITED)


will pay TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of, TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. During the three and six months ended July 31, 1998, TARC recognized $1.5 million and $3.0 million in service agreement expense, of which $1.2 million and $2.8 million was payable to TransTexas and TransAmerican, respectively, as of July 31, 1998.

     TEC has made and continues to make advances to TARC pursuant to a $46 million promissory note due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. As of July 31, 1998, the outstanding balance of the note was $18.1 million.

     During the six months ended July 31, 1998, TEC contributed $9.0 million to TARC for general corporate purposes and $116.1 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

     GENERAL

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. The No. 2 Vacuum Unit recommenced operations in May 1998 and the No. 2 Crude Unit commenced operations in June 1998. TARC does not consider its historical results to be indicative of future results.

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

     THREE MONTHS ENDED JULY 31, 1998, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1997

     TARC's revenues for the three months ended July 31, 1998 resulted primarily from sales of vacuum gas oil ("VGO"), naphtha and distillate produced by the No. 2 Vacuum Unit and the No. 2 Crude Unit. The average price of the approximately 481,000 barrels of VGO and naphtha sold was $14.14, and the average price of the 104,000 barrels of distillate sold was $15.16. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

     Cost of products sold of $7.8 million for the three months ended July 31, 1998 related to the refining of approximately 585,000 barrels of feedstocks purchased at an average price of $13.11 per barrel.

     During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.8 million and $3.1 million for the three months ended July 31, 1998 and 1997, respectively.

     Operations and maintenance expense for the three months ended July 31, 1998 decreased to $3.1 million from $4.2 million for the same period in 1997, primarily due to increased capitalization of costs related to the Capital Improvement Program and an allocation of overhead to inventory.

     Depreciation and amortization expense for the three months ended July 31, 1998 increased to $1.8 million from $1.7 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

     General and administrative expenses for the three months ended July 31, 1998 increased to $5.9 million from $2.3 million for the same period in 1997. The increase was primarily due to increased salaries and training for personnel added in anticipation of the commencement of refinery operations, services agreement fees and increased professional fees.

     Taxes other than income taxes for the three months ended July 31, 1998 increased to $1.3 million from $0.9 million for the same period in 1997, primarily due to increased franchise taxes.

     TARC incurred no income or loss on purchase commitments for the three months ended July 31, 1998 compared to a $0.3 million gain on purchase commitments for the same period in 1997.

     Interest income for the three months July 31, 1998 increased to $1.5 million from $0.9 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Net interest expense, for the three months ended July 31, 1998 decreased to $1.1 million from $3.5 million for the same period in 1997, due primarily to increased interest capitalization. During the three months ended July 31, 1998, TARC capitalized approximately $41.6 million of interest related to Capital Improvement Program additions compared to $22.8 million for the three months ended July 31, 1997.

     TARC recognized equity in a loss on the early retirement of debt by TransTexas of $10.2 million for the three months ended July 31, 1997. The loss on the early retirement of debt of $84.4 million for the three months ended July 31, 1997 was a result of the completion of the TARC Notes Tender Offer.

     SIX MONTHS ENDED JULY 31, 1998, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

     TARC's revenues for the six months ended July 31, 1998 resulted primarily from sales of VGO, naphtha and distillate produced by the No. 2 Vacuum Unit and the No. 2 Crude Unit. The average price of the approximately 481,000 barrels of VGO and naphtha sold was $14.14, and the average price of the 104,000 barrels of distillate sold was $15.16. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

     Cost of products sold of $7.8 million for the six months ended July 31, 1998 related to the refining of approximately 585,000 barrels of feedstocks purchased at an average price of $13.11 per barrel.

     During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but received a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $1.8 million and $3.2 million for the six months ended July 31, 1998 and 1997, respectively.

     Operations and maintenance expense for the six months ended July 31, 1998 decreased to $5.8 million from $7.9 million for the same period in 1997, primarily due to the increased capitalization of costs related to the Capital Improvement Program and an allocation of overhead to inventory.

     Depreciation and amortization expense for the six months ended July 31, 1998 increased to $4.5 million from $3.4 million for the same period in 1997, primarily due to depreciation related to the tank storage facility acquired in September 1997.

     General and administrative expenses increased to $12.0 million for the six months ended July 31, 1998 from $5.0 million for the same period in 1997. The increase was primarily due to increased salaries and training for personnel added in anticipation of the commencement of refinery operations, services agreement fees and increased professional fees.

     Taxes other than income taxes for the six months ended July 31, 1998 increased to $2.3 million from $1.8 million for the same period in 1997, primarily due to increased franchise taxes.

     Loss on purchase commitments of $4.8 million for the six months ended July 31, 1997 related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and the Company has processed the barrels pursuant to a processing agreement with the third party.

     Interest income for the six months ended July 31, 1998 increased to $3.8 million from $1.0 million for the same period in 1997, primarily due to the investment of proceeds from the TARC Intercompany Loan and Senior Subordinated Notes. Net interest expense for the six months ended July 31, 1998 increased to $8.0 million from $6.8 million for the same period in 1997, due primarily to interest on the TARC Intercompany Loan and Senior Subordinated Notes partially offset by increased interest capitalization. During the six months ended July 31, 1998, TARC capitalized approximately $75.3 million of interest related to Capital Improvement Program additions compared to $41.6 million for the six months ended July 31, 1997.

     The equity in loss of TransTexas for the six months ended July 31, 1998 of $(0.2) million reflects TARC's equity interest in TransTexas through April 30, 1998. TARC distributed all of its shares of TransTexas common stock to TEC in April 1998.

     The loss on the early extinguishment of debt of $1.3 million for the six months ended July 31, 1998 is a result of the redemption of $7.0 million of TARC Notes in February 1998. For the six months ended July 31, 1997, TARC recognized equity in a loss on the early retirement of debt by TransTexas of $10.2 million. The loss on the early retirement of debt of $84.4 million for the six months ended July 31, 1997 was a result of the completion of the TARC Notes Tender Offer.

     The cumulative effect of a change in accounting principle of $2.7 million for the six months ended July 31, 1998 relates to TARC's selection of the deferred method of accounting for turnaround costs as described in Note 2 of Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     TARC estimates that capital expenditures for the Capital Improvement Program will be $431 million during the fiscal year ending January 31, 1999 and $53 million during the fiscal year ending January 31, 2000. TARC currently estimates that Capital Improvement Program costs may increase by $221 million to $245 million over the $427 million originally estimated, depending upon the extent to which an unallocated contingency amount of $24 million is used. See
Note 3 of Notes to Condensed Financial Statements. If engineering problems, further cost overruns or delays occur and other financing sources are not available, TARC will not be able to complete either phase of the Capital Improvement Program. TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. As described in Note 3 of Notes to Condensed Financial Statements, TARC must raise additional funds in order to complete the Capital Improvement Program. There is no assurance that TARC can raise additional funds, complete the Capital Improvement Program, fund its future working capital requirements or achieve positive cash flow from operations.
As a result, there is substantial doubt about TARC's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The TEC Notes Indenture permits TARC to obtain a revolving credit facility but places certain limitations on TARC's ability to incur other indebtedness. In order to operate the refinery at expected levels after the completion of Phase I of the Capital Improvement Program, TARC will require additional working capital. TARC has not obtained a working capital facility.

     During the three months ended July 31, 1998, TARC purchased approximately
3.7 million barrels of feedstocks financed by cash-backed letters of credit and letters of credit supported by the credit of a third party. Under the third-party arrangement, if TARC is unable to obtain feedstock disbursements from the TARC Disbursement Account prior to a draw under the letters of credit, the third party will take title to the feedstock and TARC will be required to buy the feedstock from the third party at a price equal to the purchase price plus interest at a rate of 15% per annum.

     As of July 31, 1998, TARC and TEC had deposited an aggregate of $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements were made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee") under the indenture governing the TEC Notes (the "TEC Notes Indenture"), Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See
Note 4 of Notes to Condensed Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. As of July 31, 1998, $469 million had been disbursed to TARC out of the TARC Disbursement Account for use in the Capital Improvement Program and for feedstock purchases, $22.5 million for general and administrative expenses, $7 million for accounts payable and $19 million for the payment of interest on, and the redemption, repurchase and defeasance of the TARC Notes.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the three months ended July 31, 1998 and 1997, TARC processed approximately 0.8 million barrels and 0.4 million barrels, respectively, pursuant to processing agreements. Income from this processing agreement was $1.8 million and $3.2 million for the six months ended July 31, 1998 and 1997, respectively.

     TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC will incur $10,000 per week in additional interest from July 28, 1998 until such date as the registration statement is declared effective.

     TEC has made and continues to make advances to TARC pursuant to a $46 million promissory note due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. As of July 31, 1998, the outstanding balance under the note was $18.1 million.

     During the six months ended July 31, 1998, TEC contributed $9.0 million to TARC for general corporate purposes and $116.1 million for use in the Capital Improvement Program pursuant to the Disbursement Agreement.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect to incur any additional significant expenses for environmental compliance during fiscal 1999 other than those budgeted for the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flow. TARC also has contingent liabilities with respect to certain legal proceedings as more fully described in Note 6 of Notes to Condensed Financial Statements.

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

     In June 1997, management began a company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, TARC began implementation of new client/server based systems which are anticipated to be completed and tested by January 1999. TARC estimates the cost of upgrading its computer systems to be approximately $2 million. In addition, TARC is currently assessing its state of readiness for non-informational technological systems and the readiness of significant third parties with whom TARC conducts business. As of July 31, 1998, no contingency plans have been developed to mitigate TARC's year 2000 issues.

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

ITEM 5.   OTHER INFORMATION.

          In a press release dated September 1, 1998, the Company announced that it had revised its cost estimates for completion of the Capital Improvement Program. The following table sets forth certain information with respect to the Capital Improvement Program, including the original budget as of June 13, 1997, expenditures as of July 31, 1998 and the revised budget as of July 31, 1998.

                                                          ORIGINAL        EXPENDITURES TO          REVISED
                                                         BUDGET (1)      JULY 31, 1998 (2)        BUDGET (3)
                                                         ----------      -----------------        ----------
                                                        (DOLLARS IN         (DOLLARS IN          (DOLLARS IN
                                                         MILLIONS)           MILLIONS)            MILLIONS)
                PHASE I:

                  Crude Unit  . . . . . . . . . . .      $     3.0         $    7.4               $     8.1
                  Delayed Coking Unit . . . . . . .           27.0             77.0                    82.0
                  Naphtha Pretreater  . . . . . . .           12.0             17.7                    25.0
                  No. 2 Reformer  . . . . . . . . .            9.0              1.9                    13.0
                  HDS Unit  . . . . . . . . . . . .           24.0             38.2                    47.0
                  Sulfur Recovery System  . . . . .           53.0             59.1                    70.2
                  Offsite Facilities/Tankage  . . .           46.0             81.2                    94.0
                  Other . . . . . . . . . . . . . .            3.0              0.4                     0.5
                  Engineering and  Administrative .            7.0             14.2                    14.2
                  Contingencies(4)  . . . . . . . .           39.0               --                     3.0
                                                         ---------         --------               ---------

                         Total Phase I  . . . . . .          223.0            297.2                   357.0
                                                         ---------         --------               ---------
                PHASE II:
                  FCC Unit  . . . . . . . . . . . .          115.0            124.7                   197.0
                  FCC Flue Gas Scrubber . . . . . .           14.0             10.3                    15.0
                  Alkylation Unit . . . . . . . . .           24.0             21.5                    43.0
                  Offsite Facilities/Tankage  . . .           26.0             13.5                    35.0
                  Other . . . . . . . . . . . . . .            2.0               --                      --
                  Engineering and Administrative  .            3.0              1.2                     4.0
                  Contingencies(4)  . . . . . . . .           20.0               --                    21.0
                                                         ---------         --------               ---------
                         Total Phase II . . . . . .          204.0            171.1                   315.0
                                                         ---------         --------               ---------
                         Total Phase I and
                           Phase II . . . . . . . .      $   427.0         $  468.3               $   672.0
                                                         =========         ========               =========

----------

(1) Budget as of June 13, 1997 for estimated expenditures from June 13, 1997 to completion.

(2)      From June 13, 1997 through July 31, 1998.

(3) Revised budget as of July 31, 1998 for estimated expenditures from June 13, 1997 to completion.

(4) To the extent expenditures have exceeded or are expected to exceed the approved capital budget for a unit or units, the contingencies portion of the budget is allocated to specific units. As of July 31, 1998, the entire contingencies portion of the original budget had been allocated to specific units.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         18.1    -        Letter dated September 14, 1998 from
                          PricewaterhouseCoopers LLP regarding
                          changes in accounting principles.

         27.1    -        Financial Data Schedule.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TRANSAMERICAN REFINING CORPORATION
                                          (Registrant)





September 14, 1998              By:           /s/ R. GLENN MCGINNIS
                                   ---------------------------------------------
                                     R. Glenn McGinnis, Chief Executive Officer



September 14, 1998              By:           /s/ ED DONAHUE
                                   ---------------------------------------------
                                      Ed Donahue, Vice President and Secretary
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                      EXHIBIT
------                      -------
  18.1     -    Letter dated September 14, 1998 from PricewaterhouseCoopers LLP regarding changes in accounting principles.

  27.1     -    Financial Data Schedule.