Form 10-Q
period 1998-10-31
TRANSAMERICAN REFINING CORP
filed 1998-12-21
CIK 927762

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock of the registrant outstanding on December 21, 1998 is 30,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TRANSAMERICAN REFINING CORPORATION

                               TABLE OF CONTENTS

                                    PART I.
                             FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements:
         Condensed Balance Sheet as of October 31, 1998 and January
         31, 1998....................................................    2
         Condensed Statement of Operations for the three and nine
         months ended October 31, 1998 and 1997......................    3
         Condensed Statement of Cash Flows for the nine months ended
         October 31, 1998 and 1997...................................    4
         Notes to Condensed Financial Statements.....................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   23
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   28

                                 PART II.
                             OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   29
Item 5.  Other Information...........................................   29
Item 6.  Exhibits and Reports on Form 8-K............................   30
Signatures...........................................................   31

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              OCTOBER 31,   JANUARY 31,
                                                                 1998          1998
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $      626    $   10,021
  Restricted cash held in disbursement accounts.............          --        71,563
  Cash restricted for interest..............................      36,688        32,823
  Investments held in trust.................................       9,010         9,114
  Accounts receivable.......................................       3,403           870
  Inventories...............................................      30,649            --
  Other.....................................................       2,304         1,346
                                                              ----------    ----------
          Total current assets..............................      82,680       125,737
                                                              ----------    ----------
Property and equipment......................................   1,417,885       939,780
Less accumulated depreciation and amortization..............      32,271        25,257
                                                              ----------    ----------
          Net property and equipment........................   1,385,614       914,523
                                                              ----------    ----------
Restricted cash held in disbursement accounts...............          --        60,166
Cash restricted for interest................................          --        16,348
Investments held in trust...................................          --         8,591
Receivable from affiliates..................................       1,931         1,655
Other assets, net...........................................      44,566        68,429
                                                              ----------    ----------
                                                              $1,514,791    $1,195,449
                                                              ==========    ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $   95,343    $   32,022
  Payable to affiliates.....................................      13,758         6,976
  Accrued liabilities.......................................      19,971         9,528
  Note payable..............................................       7,000            --
  Current maturities of long-term debt......................       7,896         6,710
                                                              ----------    ----------
          Total current liabilities.........................     143,968        55,236
                                                              ----------    ----------
Payable to affiliates.......................................       5,556         3,825
Long-term debt, less current maturities.....................     228,069       210,666
Notes payable to affiliate..................................     883,394       760,266
Other.......................................................       4,708         5,048
Commitments and contingencies (Note 7)......................          --            --
Stockholder's equity:
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 30,000,000 shares issued and outstanding...         300           300
  Additional paid-in capital................................     569,435       439,566
  Accumulated deficit.......................................    (320,639)     (279,458)
                                                              ----------    ----------
          Total stockholder's equity........................     249,096       160,408
                                                              ----------    ----------
                                                              $1,514,791    $1,195,449
                                                              ==========    ==========

           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         OCTOBER 31,           OCTOBER 31,
                                                     -------------------   -------------------
                                                       1998       1997       1998       1997
                                                     --------   --------   --------   --------
Revenues:
  Product sales....................................  $ 58,326   $     --   $ 66,701   $     --
  Other............................................       722        571      3,999        571
                                                     --------   --------   --------   --------
          Total revenues...........................    59,048        571     70,700        571
                                                     --------   --------   --------   --------
Costs and expenses:
  Costs of products sold...........................    59,002         --     66,821         --
  Processing arrangements, net.....................    (2,073)       125     (3,899)    (3,112)
  Operations and maintenance.......................     8,269      2,789     14,062     10,651
  Depreciation and amortization....................     4,214      1,984      8,679      5,409
  General and administrative.......................     5,198      6,024     17,152     11,029
  Taxes other than income taxes....................     1,269        903      3,588      2,709
  Loss on purchase commitments.....................        --         --         --      4,759
                                                     --------   --------   --------   --------
          Total costs and expenses.................    75,879     11,825    106,403     31,445
                                                     --------   --------   --------   --------
          Operating loss...........................   (16,831)   (11,254)   (35,703)   (30,874)
                                                     --------   --------   --------   --------
Other income (expense):
  Interest income..................................       682      2,002      4,435      3,045
  Interest expense, net............................    (2,761)    (7,103)   (10,785)   (13,870)
  Equity in income of TransTexas before
     extraordinary item............................        --         20       (229)    45,185
  Other............................................      (279)       374       (279)     1,109
                                                     --------   --------   --------   --------
          Total other income (expense).............    (2,358)    (4,707)    (6,858)    35,469
                                                     --------   --------   --------   --------
          Income (loss) before extraordinary items
            and cumulative effect of change in
            accounting principle...................   (19,189)   (15,961)   (42,561)     4,595
Extraordinary items:
  Equity in extraordinary item of TransTexas.......        --         10         --    (10,158)
  Loss on the early extinguishment of debt.........        --         --     (1,294)   (84,422)
Cumulative effect of a change in accounting
  principle........................................        --         --      2,674         --
                                                     --------   --------   --------   --------
          Net loss.................................  $(19,189)  $(15,951)  $(41,181)  $(89,985)
                                                     ========   ========   ========   ========
Basic and diluted net loss per share:
  Income (loss) before extraordinary items and
     cumulative effect of a change in accounting
     principle.....................................  $  (0.64)  $  (0.53)  $  (1.42)  $   0.15
  Extraordinary items..............................        --         --      (0.04)     (3.15)
  Cumulative effect of a change in accounting
     principle.....................................        --         --       0.09         --
                                                     --------   --------   --------   --------
                                                     $  (0.64)  $  (0.53)  $  (1.37)  $  (3.00)
                                                     ========   ========   ========   ========
Weighted average number of common shares
  outstanding for basic and diluted net loss per
  share (in thousands).............................    30,000     30,000     30,000     30,000
                                                     ========   ========   ========   ========

           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Operating activities:
  Net loss..................................................  $ (41,181)  $ (89,985)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Loss on early extinguishment of debt....................      1,294      84,422
    Cumulative effect of a change in accounting principle...     (2,674)         --
    Depreciation and amortization...........................      8,679       5,409
    Amortization of discount on long-term debt..............      6,180      10,935
    Amortization of debt issue costs........................        293         894
    Equity in net (earnings) loss of TransTexas.............        229     (35,027)
    Changes in assets and liabilities:
      Accounts receivable...................................     (2,533)       (924)
      Inventories...........................................    (30,649)         --
      Other current assets..................................       (958)       (691)
      Accounts payable......................................     35,089        (727)
      Payable to affiliates, net............................      8,237       5,190
      Accrued liabilities...................................     13,294      (6,274)
      Other assets..........................................        (82)     (2,669)
      Other liabilities.....................................        (69)      3,100
                                                              ---------   ---------
         Net cash used by operating activities..............     (4,851)    (26,347)
                                                              ---------   ---------
Investing activities:
  Capital expenditures......................................   (342,289)   (189,952)
  Proceeds from the sale of TransTexas stock................         --     136,158
  Increase in investments held in trust.....................       (419)         --
  Decrease in investments held in trust.....................      9,114          --
                                                              ---------   ---------
         Net cash used by investing activities..............   (333,594)    (53,794)
                                                              ---------   ---------
Financing activities:
  Issuance of long-term debt................................     26,625      36,000
  Issuance of note payable..................................      7,000          --
  Issuance of note payable to affiliate.....................         --     721,649
  Retirement of long-term debt..............................     (7,792)   (468,333)
  Increase in debt proceeds held in disbursement accounts...         --    (317,451)
  Withdrawals from disbursement accounts....................    131,729     161,720
  Disbursements of cash restricted for interest.............     12,483          --
  Repayment of advances and notes payable to affiliate......     (6,146)    (66,000)
  Capital contributions from parent.........................    128,891       6,000
  Advances from affiliate...................................     38,104      15,026
  Debt issue costs..........................................     (1,396)     (7,892)
  Principal payments on capital lease obligations...........       (448)     (1,109)
                                                              ---------   ---------
         Net cash provided by financing activities..........    329,050      79,610
                                                              ---------   ---------
         Decrease in cash and cash equivalents..............     (9,395)       (531)
Beginning cash and cash equivalents.........................     10,021         613
                                                              ---------   ---------
Ending cash and cash equivalents............................  $     626   $      82
                                                              =========   =========
Noncash financing and investing activities:
  Accounts payable for property and equipment...............  $  52,446   $  13,064
  Accrued interest on long-term debt capitalized in property
    and equipment...........................................     86,466      51,284
  Debt issue costs allocated from affiliate.................         --      24,893
  Purchase of warrants by affiliate.........................         --      32,942

           See accompanying notes to condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransAmerican Refining Corporation ("TARC" or the "Company") as of October 31, 1998 and the results of its operations and cash flows for the interim periods ended October 31, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the financial statements and notes included in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. Unless otherwise noted, all capitalized terms used herein but not otherwise defined are as defined in TARC's annual report on Form 10-K for the fiscal year ended January 31, 1998. TARC is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransTexas Gas Corporation ("TransTexas") is a subsidiary of TEC.

     Prior to December 15, 1998, TARC owned a refinery located in the Gulf Coast region along the Mississippi River approximately 20 miles from New Orleans, Louisiana. Its business strategy was to modify, expand and reactivate its refinery and to maximize its refining margins by converting low cost, heavy sour, crude oils into light petroleum products, including gasoline and heating oil. As a result of the Transaction (as defined in Note 2 below), TARC no longer owns the refinery, but maintains a non-controlling equity interest in TCR Holding Corporation, a Delaware corporation ("TCR Holding"). TCR Holding owns a controlling equity interest in TransContinental Refining Corporation, a Delaware corporation ("TransContinental"), the corporation that owns the refinery. TransContinental intends to operate the existing units and to complete the construction of additional units. Accordingly, for periods subsequent to December 15, 1998 the financial statements of TARC will no longer reflect ownership and operation of the refinery but will reflect the results of TARC's investment in TCR Holding using the equity method.

  Earnings Per Share

     Weighted average shares outstanding exclude potential common shares of approximately 3.0 million, 3.0 million, 0.1 million and 3.8 million for the three and nine months ended October 31, 1998 and 1997, respectively.

  Recently Issued Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2000. TARC is uncertain as to the impact on its financial statements of the adoption of SFAS 133.

2. REFINERY CONSTRUCTION AND DISPOSITION

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

     In order to capitalize on the progress on the refinery made through its expenditures on the 1995 Program, in June 1997 TARC commenced a modified two-phase construction and expansion program (the "Capital Improvement Program"), which had a budget of $427 million. Phase I of the Capital Improvement Program

                       TRANSAMERICAN REFINING CORPORATION
includes the completion and start-up of several units, including the Delayed Coking Unit, one of the refinery's major conversion units, which commenced operation in September 1998. Phase II of the Capital Improvement Program includes the completion and start-up of the Fluid Catalytic Cracking Unit (utilizing state-of-the-art MSCC(SM) technology) and the installation of additional equipment expected to allow for a significant increase in the refinery's capacity to produce gasoline.

     Since June 1997, TARC experienced unanticipated cost increases resulting primarily from (i) acceleration of the construction schedule for the Capital Improvement Program, resulting in extensive overtime charges, low overall labor productivity and increased costs to expedite deliveries of equipment, (ii) inadequate engineering quality on the Hydrodesulfurization Unit, resulting in substantial rework and lower labor productivity, (iii) extensive required refurbishment of used equipment, (iv) inadequate contractor estimates and cost controls, work planning and reporting and (v) increased competition for labor requiring higher labor compensation. Because of these factors, TARC has incurred costs substantially in excess of the June 1997 budget for the Capital Improvement Program. At October 31, 1998, TARC reviewed its current estimates of refining margins and costs of expansion and modification of the refinery, and believes that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. However, due to the inherent uncertainties in estimating future refining margins, and in constructing and operating a large scale refinery, there can be no assurance that TARC will ultimately recover the cost of the refinery. Based upon TARC's revised budget as of October 31, 1998, estimated expenditures from June 13, 1997 to completion of the Capital Improvement Program are anticipated to exceed the original budget by approximately $285 million. At October 31, 1998, TARC had spent an aggregate of $501.3 million on the Capital Improvement Program and had incurred accounts payable and other short-term obligations relating thereto in the aggregate amount of $59.0 million. TARC estimates that, as of October 31, 1998, construction costs of $138 million to $159 million (in addition to accounts payable) were required to complete the Capital Improvement Program, depending upon the extent to which an unallocated contingency amount of $21 million is used. The Capital Improvement Program, including the budget, is subject to change by TransContinental.

     The following Transaction was consummated on December 15, 1998 in order to provide additional capital for construction of the refinery.

     The Transaction included the following:

          (i) the issuance by TARC of $150 million aggregate principal amount of its 15% Senior Secured Notes due 2003 (the "Notes") to certain purchasers (the "New Lenders");

          (ii) the transfer by TARC to TCR Holding of substantially all of its assets (the "Refinery Assets") in exchange for (x) all of the capital stock of TCR Holding, which includes the following,

             (a) Class A Participating Preferred Stock, Series A and Class A Participating Preferred Stock, Series B (the "TCR Voting Preferred Stock"),

             (b) Class B junior non-voting participating preferred Stock ("Class B Preferred Stock"), Class C junior non-voting participating preferred Stock ("Class C Preferred Stock") and Class D junior non-voting participating preferred Stock ("Class D Preferred Stock," and together with the Class B Preferred Stock and Class C Preferred Stock, the "TCR Repurchasable Preferred Stock"),

             (c) Class E junior non-voting participating preferred Stock (the "TCR Non-Repurchasable Preferred Stock" and, together with the TCR Repurchasable Preferred Stock, the "TCR Non-Voting Preferred Stock"),

             (d) Class A Voting Common Stock, Series A (the "TCR Voting Common Stock"), and

             (e) Class B Non-Voting Common Stock (the "TCR Non-Voting Common Stock" and, together with the TCR Voting Common Stock, the "TCR Common Stock"),

                       TRANSAMERICAN REFINING CORPORATION
       and (y) the assumption of debt and other specified obligations of TARC (including the Notes, approximately $43.5 million in post-Transaction intercompany debt to TEC (the "TARC Working Capital Loan") and approximately $36 million in debt secured by certain tank storage and terminal facilities (the "Tank Storage Debt")) other than (a) the debt issued pursuant to the Loan Agreement dated as of June 13, 1997, as amended, between TEC and TARC (the "TARC Intercompany Loan"), (b) TARC's Series A 16% Senior Subordinated Notes due 2003 (the "Series A Notes"),
       (c) TARC's Series C 16% Senior Subordinated Notes due 2003 (the "Series C Notes" and, together with the Series A Notes, the "TARC Subordinated Notes") and (d) certain accounts payable and other liabilities;

          (iii) the transfer by TCR Holding to TransContinental of the Refinery Assets as a capital contribution and the assumption by TransContinental of the debt and other obligations of TARC assumed by TCR Holding on the date of such transfer (including the Notes and the Tank Storage Debt) other than the TARC Working Capital Loan;

          (iv) the acquisition from TARC by the New Lenders, certain holders (the "TEC Holders") of TEC's 11 1/2% Senior Secured Notes due 2002 and 13% Senior Secured Discount Notes due 2003 (the "TEC Notes") and certain of the holders of the TARC Subordinated Notes (together with the TEC Holders, the "Purchasers") of TCR Repurchasable Preferred Stock representing 30.0% of the Residual Equity of TCR Holding and TCR Non-Repurchasable Preferred Stock representing 29.6% of the Residual Equity of TCR Holding. Affiliates of Trust Company of the West (the "TCW Affiliates") received the TCR Non-Voting Common Stock representing 5% of the Residual Equity of TCR Holding. Certain of the Purchasers acquired the TCR Voting Common Stock representing 0.4% of the Residual Equity and 59% of the voting power of TCR Holding. TARC retained the TCR Voting Preferred Stock representing 30.6% of the Residual Equity and 41% of the voting power of TCR Holding. The remaining 4.4% of the Residual Equity of TCR Holding, in the form of TCR Non-Repurchasable Preferred Stock, initially will be retained by TARC and is expected to be offered to holders of certain of TARC's outstanding common stock purchase warrants (the "TARC Warrants") in exchange for such TARC Warrants. "Residual Equity" means the interest of the indicated stockholders in the assets of TCR Holding upon a liquidation or winding up of TCR Holding, which interest is subject to the prior payment of the liquidation preference of the TCR Voting Preferred Stock and the TCR Non-Voting Preferred Stock;

          (v) the grant by TARC of a security interest in the TCR Voting Preferred Stock to secure the TARC Intercompany Loan and the collateral assignment of such security interest by TEC to secure the TEC Notes, the grant by TCR Holding to TEC of a security interest in the common stock of TransContinental to secure the TARC Working Capital Loan, the collateral assignment of such security interest to secure the TEC Notes, and the provision in the TCR Voting Preferred Stock of the right of holders of such stock in certain circumstances to require TCR Holding to sell common stock of TransContinental held by TCR Holding, or any assets received on exchange or sale therefor, and apply the proceeds to reduce the liquidation preference and certain accrued but unpaid dividend amounts on the TCR Voting Preferred Stock; and

          (vi) the purchase from TransContinental by the New Lenders of the TransContinental's 6% Participating Preferred Stock ("TransContinental Preferred Stock").

     As part of the Transaction, (i) the holders of TCR Holding capital stock entered into a stockholders agreement providing for the election of two nominees of TARC, two nominees of the TCW Affiliates and one nominee of an affiliate of one of the Purchasers as directors of TCR Holding and the election of two nominees of TARC and two nominees of the TCW Affiliates as directors of TransContinental, (ii) the stockholders of TransContinental entered into an agreement providing for the election of one nominee of the holders of the TransContinental Preferred Stock (which initially shall be a nominee of an affiliate of one of the Purchasers)

                       TRANSAMERICAN REFINING CORPORATION
and four nominees of TCR Holding as directors of TransContinental, (iii) the holders of the TransContinental Preferred Stock would have the right to elect a majority of the directors of TransContinental if either of such stockholders agreements has been breached, is not being complied with or has been adjudicated to be unenforceable, (iv) TransAmerican, as the sole stockholder of TEC, and TEC, as the sole stockholder of TARC, would agree to elect a representative of the TCW Affiliates as a director of TEC and of TARC, respectively, (v) TCR Holding and TransContinental would enter into registration rights agreements or otherwise provide for certain registration rights relating to their respective securities being issued to the New Lenders in the Transaction, (vi) TCR Holding and TransContinental, respectively, would enter into services agreements with TransTexas providing for certain services to be rendered to TCR Holding and TransContinental by TransTexas and (vii) TEC or one of its affiliates will be granted certain rights to repurchase shares of the TCR Repurchasable Preferred Stock (which would become voting stock upon exercise of such rights), which could result in TEC and its affiliates owning a majority of the capital stock of TCR Holding and being entitled to elect a majority of the directors of TCR Holding and, indirectly, TransContinental. Such repurchase rights would only be exercisable after the Notes, the TEC Notes and the TARC Subordinated Notes have been fully repaid and certain financial performance tests have been met. In addition, TARC would have the right to repurchase the shares of TCR Non-Voting Common Stock issued to the TCW Affiliates pursuant to the Transaction for $5 million at any time during the two-year period commencing with the Issue Date (as defined); provided, however, that if the TCR Voting Preferred Stock remains outstanding after July 31, 1999, TARC will have the option to repurchase such stock at a nominal cost.

     All of the above-described transactions, as well as other agreements and transactions necessary to facilitate or related to the foregoing, are referred to herein as the "Transaction."

     As a result of the Transaction, subsequent to December 15, 1998, TARC no longer owns the Refinery Assets. TARC's investment in TCR Holding consists of TCR Voting Preferred Stock representing 30.6% of the Residual Equity and 41% of the voting power of TCR Holding. The TCR Voting Preferred Stock will be recorded at a carrying value equal to the carrying value of the TARC Intercompany Loan and the TARC Subordinated Notes at December 15, 1998. The Residual Equity interest will be recorded based on the remaining carry over basis in the net assets transferred after considering the effects of the sale of the majority interest. TARC also expects to report a loss on disposition of the stock of TCR Holding of approximately $121 million in the fourth quarter of fiscal 1999.

     The following unaudited pro forma condensed financial information of TARC illustrates the effect of the Transaction. The unaudited pro forma condensed balance sheet has been prepared assuming that the Transaction was completed on October 31, 1998. The unaudited pro forma condensed statements of operations have been prepared assuming that the Transaction was completed on February 1, 1997.

     The unaudited pro forma adjustments and the resulting unaudited pro forma condensed financial information are based on the assumptions noted in the footnotes thereto. The unaudited pro forma condensed financial information does not purport to represent what TARC's results of operations would have been had the Transaction actually occurred on the dates indicated or the results of operations for any future date or period.

     The allocation of the proceeds of the Transaction is based on preliminary estimates by the Company of the fair values of the various securities issued. The Company does not believe that the final estimates will differ materially from the estimates used in these unaudited pro forma condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

                                OCTOBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                      ASSETS
                                                    HISTORICAL      ADJUSTMENTS      PRO FORMA
                                                    ----------      -----------      ----------
Current assets:
  Cash and cash equivalents.......................  $      626      $   150,000(a)   $    1,726
                                                                        (10,000)(a)
                                                                       (138,900)(b)
                                                                          1,100(c)
                                                                         (1,100)(d)
  Cash restricted for interest....................      36,688           (4,680)(b)      32,008
  Investments held in trust.......................       9,010               --           9,010
  Accounts receivable.............................       3,403           (3,403)(b)          --
  Inventories.....................................      30,649          (30,649)(b)          --
  Other...........................................       2,304           (2,304)(b)          --
                                                    ----------      -----------      ----------
          Total current assets....................      82,680          (39,936)         42,744
                                                    ----------      -----------      ----------
Property and equipment............................   1,417,885       (1,417,885)(b)          --
Accumulated depreciation and amortization.........      32,271          (32,271)(b)          --
                                                    ----------      -----------      ----------
          Net property and equipment..............   1,385,614       (1,385,614)             --
                                                    ----------      -----------      ----------
Receivables from affiliates.......................       1,931               --           1,931
Other assets, net.................................      44,566              188(g)       35,734
                                                                          6,500(a)
                                                                          1,100(d)
                                                                        (16,620)(b)
Investment in subsidiary..........................          --        1,226,416(b)    1,089,060
                                                                         (1,100)(c)
                                                                           (166)(c)
                                                                         (1,100)(c)
                                                                           (188)(g)
                                                                       (134,802)(c)
                                                    ----------      -----------      ----------
                                                    $1,514,791      $  (345,322)     $1,169,469
                                                    ==========      ===========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $   95,343      $   (93,617)(b)  $    1,726
  Payable to affiliates...........................      13,758           (9,723)(b)       4,035
  Accrued liabilities.............................      19,971           (8,839)(b)      11,132
  Note payable....................................       7,000           (7,000)(b)          --
  Current maturities of long-term debt............       7,896               --           7,896
                                                    ----------      -----------      ----------
          Total current liabilities...............     143,968         (119,179)         24,789
                                                    ----------      -----------      ----------
Payable to affiliates.............................       5,556               --           5,556
Long-term debt, less current maturities...........     228,069          150,000(a)      192,069
                                                                         (1,100)(c)
                                                                       (184,900)(b)
Notes payable to affiliate........................     883,394          (46,967)(b)     836,427
Other.............................................       4,708           (4,708)(b)          --
Stockholders' equity:
  Common stock....................................         300               --             300
  Additional paid-in capital......................     569,435             (166)(c)     569,269
  Accumulated deficit.............................    (320,639)        (134,802)(c)    (458,941)
                                                                         (3,500)(a)
                                                    ----------      -----------      ----------
          Total stockholders' equity..............     249,096         (138,468)        110,628
                                                    ----------      -----------      ----------
                                                    $1,514,791      $  (345,322)     $1,169,469
                                                    ==========      ===========      ==========

     See accompanying notes to the unaudited pro forma condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

             UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

                       NINE MONTHS ENDED OCTOBER 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            HISTORICAL   ADJUSTMENTS     PRO FORMA
                                                            ----------   -----------     ---------
Revenues:
  Product sales...........................................   $ 66,701     $ (66,701)(e)  $     --
  Other...................................................      3,999        (3,999)(e)        --
                                                             --------     ---------      --------
          Total revenues..................................     70,700       (70,700)           --
                                                             --------     ---------      --------
Costs and expenses:
  Costs of products sold..................................     66,821       (66,821)(e)        --
  Processing arrangements, net............................     (3,899)        3,899(e)         --
  Operations and maintenance..............................     14,062       (14,062)(e)        --
  Depreciation and amortization...........................      8,679        (8,679)(e)        --
  General and administrative..............................     17,152       (17,152)(e)        --
  Taxes other than income taxes...........................      3,588        (3,588)(e)        --
                                                             --------     ---------      --------
          Total costs and expenses........................    106,403      (106,403)           --
                                                             --------     ---------      --------
          Operating loss..................................    (35,703)       35,703            --
                                                             --------     ---------      --------
Other income (expense):
  Interest income.........................................      4,435        (4,435)(e)         0
  Interest expense, net...................................    (10,785)        1,375(e)     (9,410)
  Equity in loss of TransTexas before extraordinary
     item.................................................       (229)           --          (229)
  Equity in loss of TCR Holding...........................         --       (10,074)(f)   (10,074)
  Other...................................................       (279)          279(e)         --
                                                             --------     ---------      --------
          Total other expense.............................     (6,858)      (12,855)      (19,713)
                                                             --------     ---------      --------
          Net loss before extraordinary items and
            cumulative effect of a change in accounting
            principle.....................................   $(42,561)    $  22,848      $(19,713)
                                                             ========     =========      ========
Basic and diluted net loss per share......................   $  (1.42)                   $  (0.66)
                                                             ========                    ========
Weighted average number of common shares outstanding for
  basic and diluted net loss per share (in thousands).....     30,000                      30,000
                                                             ========                    ========

     See accompanying notes to the unaudited pro forma condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

             UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED JANUARY 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            HISTORICAL   ADJUSTMENTS     PRO FORMA
                                                            ----------   -----------     ---------
Revenues:
  Product sales...........................................   $     --     $     --       $     --
  Other...................................................      2,828       (2,828)(e)         --
                                                             --------     --------       --------
          Total revenues..................................      2,828       (2,828)            --
                                                             --------     --------       --------
Costs and expenses:
  Costs of products sold..................................         --           --             --
  Processing arrangements, net............................     (1,413)       1,413(e)          --
  Operations and maintenance..............................     11,834      (11,834)(e)         --
  Depreciation and amortization...........................      8,416       (8,416)(e)         --
  General and administrative..............................     19,196      (19,196)(e)         --
  Taxes other than income taxes...........................      3,369       (3,369)(e)         --
  Loss on purchase commitments............................      7,824       (7,824)(e)         --
                                                             --------     --------       --------
          Total costs and expenses........................     49,226      (49,226)            --
                                                             --------     --------       --------
          Operating loss..................................    (46,398)      46,398             --
                                                             --------     --------       --------
Other income (expense):
  Interest income.........................................      5,190       (5,190)(e)         --
  Interest expense, net...................................    (20,446)         122(e)     (20,324)
  Equity in income of TransTexas before extraordinary
     item.................................................     44,552           --         44,552
  Equity in loss of TCR Holding...........................         --      (12,647)(f)    (12,647)
  Other...................................................          5           (5)(e)         --
                                                             --------     --------       --------
          Total other income..............................     29,301      (17,720)        11,581
                                                             --------     --------       --------
          Net income (loss) before extraordinary items and
            cumulative effect of a change in accounting
            principle.....................................   $(17,097)    $ 28,678       $ 11,581
                                                             ========     ========       ========
Basic and diluted net income (loss) per share.............   $  (0.57)                   $   0.39
                                                             ========                    ========
Weight average number of common shares outstanding for
  basic and diluted net income (loss) per share (in
  thousands)..............................................     30,000                      30,000
                                                             ========                    ========

     See accompanying notes to the unaudited pro forma condensed financial statements.

                       TRANSAMERICAN REFINING CORPORATION

          NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

     (a) To initially record the proceeds of the Notes and payment of $6.5 million of debt issue costs which will be amortized as a yield adjustment to the Notes and $3.5 million in transaction costs which will be charged to operations.

     (b) To record, at carryover basis, (i) the transfer to TCR Holding of the Refinery Assets and (ii) the assumption of debt and other specified obligations of TARC other than the TARC Intercompany Loan and the TARC Subordinated Notes in exchange for all of the capital stock of TCR Holding, which includes the following:

          Class A Participating Preferred Stock Series A and B, $0.01 par value, 18,360,000 shares authorized; 18,360,000 shares issued and outstanding

          Class B Junior Non-Voting Participating Preferred Stock, $0.01 par value, 7,500,000 shares authorized; 6,000,000 shares issued and outstanding

          Class C Junior Non-Voting Participating Preferred Stock, $0.01 par value, 4,125,000 shares authorized; 3,300,000 shares issued and outstanding

          Class D Junior Non-Voting Participating Preferred Stock, $0.01 par value, 10,875,000 shares authorized; 8,700,000 shares issued and outstanding

          Class E Junior Non-Voting Participating Preferred Stock, $0.01 par value, 24,900,000 shares authorized; 20,400,000 shares issued and outstanding

          Class A Voting Common Stock, Series A, $0.01 par value, 240,000 shares authorized; 240,000 shares issued and outstanding

          Class B Non-Voting common stock, $0.01 par value, 3,000,000 shares authorized, issued and outstanding

Subsequent to October 31, 1998, TARC entered into an intercompany bridge loan with its parent ("TARC Intercompany Bridge Loan") for an aggregate principal amount of $25 million. Concurrent with the transfer to TCR Holding described above, approximately $25 million of the proceeds from the Notes was used to repay the TARC Intercompany Bridge Loan, and substantially concurrently with the transfer to TransContinental, approximately $47.0 million of accounts payable have been or will be paid.

     (c) To record (i) the acquisition of the TCR Voting Common Stock representing 0.4% of the Residual Equity and the TCR Non-Repurchasable Preferred Stock representing 29.6% of Residual Equity by allocating $1.1 million of proceeds from the Notes to the investment account based on the estimated fair value of the securities, (ii) the acquisition by the Purchasers of a portion of the TCR Repurchasable Preferred Stock representing 30% of the Residual Equity for $1.1 million in cash with a corresponding reduction in the investment account, (iii) the issuance of TCR Non-Repurchasable Preferred Stock representing 4.4% of Residual Equity with a fair value of $166,000 to the TARC warrant holders in exchange for the TARC warrants and (iv) a net loss of $134.8 million on the sale of 69.4% of the Residual Equity of TCR Holding in (i), (ii) and (iii) above. After consummation of the Transaction, TARC's investment in TCR Holding will consist of:

          Class A Participating Preferred Stock, Series A...  $  836,427

          Class A Participating Preferred Stock, Series B...     192,069

          Residual Equity Interest..........................      60,564
                                                              ----------
                                                              $1,089,060
                                                              ==========

                       TRANSAMERICAN REFINING CORPORATION

                     NOTES TO UNAUDITED PRO FORMA CONDENSED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     (d) To record the payment of consent fees of $1.1 million to TEC Note holders and TARC Subordinated Debt holders.

     (e) To reflect the transfer to TCR Holding of operations associated with the Refinery Assets as a result of the exchange described in (b). The unaudited condensed pro forma statements exclude an estimated pro forma loss of $134.8 million on disposition of the stock of TCR Holding. The actual loss will be recorded by TARC during the fourth quarter of fiscal 1999.

     (f) To reflect TARC's 30.6% Residual Equity in the net loss of TCR Holding. As a result of the Transaction, TARC will account for its interest in TCR Holding using the equity method.

     (g) To record the issuance of 3,000,000 shares of TCR Non-Voting Common Stock with a fair value of $188,000 to the TCW Affiliates as debt issue cost with a corresponding reduction in the investment account.

                       TRANSAMERICAN REFINING CORPORATION

3. LIQUIDITY

     TARC will be dependent primarily on dividends from TCR Holding in order to meet its debt service and working capital requirements. TCR Holding is a holding company with no business operations. TCR Holding's only sources of liquidity will be dividends on the TransContinental common stock that it holds and proceeds from the sale of such TransContinental common stock. TransContinental will have no obligation to make dividends or other distributions to TCR Holding. TransContinental will be able to pay dividends only if it has sufficient cash from operations. In addition, TransContinental's ability to make dividends or other distributions on its common stock is restricted by the Indenture governing the Notes and terms of the TransContinental Preferred Stock. TransContinental's ability to make dividends or other distributions under the Indenture will be dependent, in part, on a determination by the independent engineer who will be appointed in connection with the Transaction to monitor construction of the refinery on behalf of the holders of the Notes (the "Independent Engineer") of whether the following funds are sufficient to complete the Capital Improvement
Program: funds in the Disbursement Account (as defined), plus 50% of Projected Net Operating Cash Flow (as defined) for the 90-day period commencing on the date a dividend is declared, plus an amount equal to the portion of the proceeds of the Port Commission Bond Financing (as defined) held by the entity serving as collateral agent or in a similar capacity with respect to such financing plus, without duplication, cash on hand that has been approved by TransContinental's Board of Directors to be escrowed in a segregated account and allocated only for the purpose of completion of the Capital Improvement Program. If any capital project is added to the Capital Improvement Program that cannot be fully funded out of cash flow (as defined) during the relevant 90-day period plus such other sources of funds, the Indenture will prohibit payment of dividends to TCR Holding. The Capital Improvement Program may be amended at any time by TransContinental's Board of Directors. Dividends or distributions might not be made by TransContinental on its common stock, or, if made, might not be sufficient to satisfy TCR Holding's obligations, including under the terms of the TCR Voting Preferred Stock and the TARC Working Capital Loan. Therefore, TARC may not be able to satisfy its debt service obligations. As a result, TARC's investment in TCR Holding, including the carrying value of the TCR Voting Preferred Stock, could be impaired or TARC may not be able to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. ACCOUNTING CHANGES

     Effective May 1, 1998, TARC changed its method of accounting for turnaround costs. Turnaround costs consist of required periodic maintenance on major processing units including the shutdown and restart of the units. Previously, TARC estimated the costs of a scheduled turnaround and ratably accrued these costs over the period until the next scheduled turnaround. To provide for better matching of turnaround costs with revenues and to be more consistent with industry standards, TARC changed its method of accounting for turnaround costs to one that results in the amortization of incurred costs on a straight-line basis over the period of time estimated to lapse until the next scheduled turnaround. The cumulative effect of this accounting change through January 31, 1998, was a decrease in net loss for the nine months ended October 31, 1998 of $2.7 million or $0.09 per common share. Excluding the cumulative effect, the change decreased net loss for the three and nine months ended October 31, 1998 by $0.2 million and $0.6 million, respectively, or $0.01 and $0.02, respectively, per common share.

                       TRANSAMERICAN REFINING CORPORATION

     Pro forma amounts assuming the change in accounting principle is applied retroactively are as follows: (in thousands of dollars except per share amounts):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 OCTOBER 31,           OCTOBER 31,
                                             -------------------   -------------------
                                               1998       1997       1998       1997
                                             --------   --------   --------   --------
Income (loss) before extraordinary items...  $(19,189)  $(15,770)  $(42,370)  $  5,168
Basic and diluted net income (loss) per
  share before extraordinary items:
  As reported..............................     (0.64)     (0.53)     (1.42)      0.15
  Pro forma................................     (0.64)     (0.53)     (1.42)      0.17
Net loss...................................   (19,189)   (15,760)   (40,990)   (89,412)
Basic and diluted net loss per share:
  As reported..............................     (0.64)     (0.53)     (1.37)     (3.00)
  Pro forma................................     (0.64)     (0.53)     (1.37)     (2.98)

     TARC's inventories consist primarily of feedstocks and refined products and are stated at the lower of cost or market. Effective May 1, 1998, the Company changed its method of inventory pricing for feedstocks and refined products from the average cost method to the first-in-first-out method. Historically, sales of refined products have been limited and sporadic due to intermittent operations of the refinery during periods of construction and expansion. Upon completion of the Capital Improvement Program, the refinery will be capable of producing multiple refined products from a variety of feedstocks. The Company believes the change from the average cost method to the first-in-first-out method will provide a more efficient means of valuing inventory and a better matching of revenues and costs. Furthermore, the Company believes the first-in-first-out method is more widely used than the average cost method in the refining industry and desires to present more comparative information. There was no cumulative effect of this accounting change for any period presented.

5. DISBURSEMENT ACCOUNTS

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

     The Disbursement Agent makes disbursements for the Capital Improvement Program out of the TARC Disbursement Account in accordance with requests made by TARC and approved by the Construction Supervisor. The Construction Supervisor is required to review each such disbursement request by TARC. Disbursements from the TARC Disbursement Account are generally restricted to reimbursement for expenses incurred in connection with the Capital Improvement Program. Disbursements for general and administrative expenses ($1.5 million monthly) and, upon Mechanical Completion of certain units, for feedstock purchases (up to a maximum aggregate of $50 million) are also permitted. Interest income from the TARC Disbursement Account may be used for the Capital Improvement Program or disbursed to fund administrative

                       TRANSAMERICAN REFINING CORPORATION
and other costs of TARC and TEC. As of October 31, 1998, substantially all of the amounts deposited in the TARC Disbursement Account had been expended for the designated purposes.

6. INVENTORIES

     The major components of inventories are as follows (in thousands of dollars):

                                                         OCTOBER 31,   JANUARY 31,
                                                            1998          1998
                                                         -----------   -----------
Refinery feedstocks and blendstocks....................    $11,885         $--
Intermediate and refined products......................     18,764          --
                                                           -------         ---
                                                           $30,649         $--
                                                           =======         ===

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     EEOC. On September 30, 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Determination (the "Determination") as a result of the Commissioner's Charge that had been filed in August 1995 against TARC and Southeast Louisiana Contractors of Norco, Inc. ("Southeast Contractors") pursuant to Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. sec.2000e et seq. ("Title VII"). In the Determination, the EEOC stated that it found reasonable cause to believe that each of TARC and Southeast Contractors had discriminated based on race and gender in its hiring and promotion practices. Each violation of Title VII (for each individual allegedly aggrieved), if proven, potentially could subject TARC and Southeast Contractors to liability for (i) monetary damages for backpay and front pay in an undetermined amount, and for compensatory damages and punitive damages in an amount not to exceed $300,000 per plaintiff, (ii) injunctive relief, (iii) attorney's fees, and (iv) interest. During the period covered by the Commissioner's Charge and the Determination, TARC and Southeast Contractors estimate that they received a combined total of approximately 23,000 to 30,000 employment applications and hired (or rehired) a combined total of approximately 3,400 to 4,100 workers, although the total number of individuals who ultimately are covered in any conciliation proposal or any subsequent lawsuit may be higher. TARC and Southeast Contractors deny engaging in any unlawful employment practices. TARC and Southeast Contractors intend vigorously to defend against the allegations contained in the Commissioner's Charge and the findings set forth in the Determination in any proceedings in state or federal court. If TARC or Southeast Contractors is found liable for violations of Title VII based on the matters asserted in the Determination, TARC can make no assurance that such liability would not have a material adverse effect on its financial position, results of operations or cash flows. TransContinental will provide to TARC an indemnity with respect to this matter. Such indemnity is limited, however, and there can be no assurance that such indemnity will be adequate to cover all potential liability.

     Rineheart. On October 8, 1996, Carlton Gene Rineheart, et al., and as representative of a class of persons similarly situated, filed suit against 84 individuals and corporations, including TARC, in the U.S. District Court, Middle District of Louisiana alleging negligent and improper storage, handling, treatment, and disposal of hazardous materials from 1976 to the present at two sites in Iberville Parish, Louisiana. The suit claims damages for physical, mental, and property damage in the communities of Bayou Sorrel, Bayou Pigeon and Indian Village. On October 2, 1998, plaintiff's motion for class certification was denied. TARC and TransContinental intend to vigorously defend this claim.

     Shell Oil. On September 27, 1996, Shell Oil filed a third party suit against TARC in the U.S. District Court, Eastern District of Louisiana for contribution and/or indemnity relating to alleged environmental contamination of Bayou Trepagnier and surrounding lands near Norco, Louisiana. In March 1997, TARC obtained a voluntary dismissal from Shell. Shell proceeded to trial on the main case and settled with the

                       TRANSAMERICAN REFINING CORPORATION
plaintiffs during trial by purchasing their land for $5 million. On June 27, 1997, Shell amended its third party action to bring TARC back into the case. However, TARC has not yet been served in the case. Based on the amount of Shell's settlement and TARC's evaluation of its potential share of this liability, TARC anticipates that its liability, if any, in this case will not be material. TARC and TransContinental intend to defend the case vigorously.

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

  Environmental Matters

     Compliance Matters. TARC has been, and TransContinental will be, subject to federal, state and local laws, regulations and ordinances ("Pollution Control Laws"), which regulate activities such as discharges to air and water and the handling and disposal of solid and hazardous wastes. Such laws may require substantial capital expenditures to ensure compliance and impose material civil and criminal penalties and other sanctions for failure to comply. In general, during the process of construction and start-up of the refinery, TARC has sought to comply with Pollution Control Laws, including cooperating, as appropriate, with regulatory authorities in an effort to ensure compliance and mitigate the risk of enforcement action. TARC is not aware of any pending or threatened enforcement action that it likely to have a material adverse effect on its future financial position, results of operations or cash flow. TARC made environmental compliance and permitting issues an integral part of its refinery's start-up plans and has budgeted for such capital expenditures in the Capital Improvement Program. There can be no assurance, however, that TransContinental will not incur material capital expenditures in excess of the amounts currently budgeted. In addition, Pollution Control Laws that may be enacted in the future, as well as enforcement of existing Pollution Control Laws, may require TransContinental to make material additional capital expenditures in order to comply with such laws and regulations or result in liabilities that could have a material adverse effect on TransContinental's future financial position, results of operations or cash flow.

     In the past, the refinery has been the subject of certain environmental enforcement actions, and has incurred certain fines, as a result of certain of TARC's operations. TARC also was previously subject to enforcement proceedings relating to its prior production of leaded gasoline and air emissions. TARC believes that, with minor exception, all of these past matters were resolved prior to or in connection with the resolution of the bankruptcy proceedings of its predecessor in interest, TransAmerican, or are no longer applicable to TARC's operations. As a result, TARC believes that such matters will not have a material adverse effect on TransContinental's future financial position, results of operations or cash flow.

  Requirements Under the Federal Clean Air Act

     Permitting. The federal Clean Air Act requires certain owners or operators of facilities with air emissions to obtain permits before beginning construction or modification of their facilities. Under Title V of the Clean Air Act, states are required to implement an operating permit program that codifies all federally enforceable limitations that are applicable to a particular source. The Environmental Protection Agency (the "EPA") has approved Louisiana's operating permit program. The operating permit is necessary for TransContinental to produce at projected levels upon completion of the Capital Improvement Program. TARC has submitted its Title V operating permit application covering the refinery and the adjacent tank storage facility. TARC's initial Title V permit application under the Clean Air Act was deemed administratively complete. As the construction of the refinery has progressed, however, TARC has revised the design and operation of the

                       TRANSAMERICAN REFINING CORPORATION
refinery. As a result, TARC reviewed its permit application and determined that there may have been changes in the configuration, start-up and potential emissions of certain of its air sources, including the tank storage and terminaling facility. Consequently, in early 1998, TARC submitted a modified Title V permit application based on the developments since the permit application was originally submitted. TARC is in the process of evaluating and discussing with the Louisiana Department of Environmental Quality (the "LDEQ") how the changes to its permit application may affect its anticipated Title V permit. As a result, there can be no assurances the application will be approved as submitted or that additional expenditures required pursuant to such operating permit will not have a material adverse effect on TransContinental's financial position, results of operations or cash flow.

     In a related matter, TARC has obtained a permit from the LDEQ under the federal prevention of significant deterioration program. Pursuant to that program, and as a result of the modifications to its Clean Air Act permit application, the LDEQ recently informed TARC that it will be required to conduct certain modeling of air emissions and additional review of new or modified sources. The refinery may be required to modify its plans for refinery construction or operations as a result of such modeling results, review or other information submitted in connection with the revised Clean Air Act permit application. Such modifications may result in material additional capital or operating expenditures or lost revenue. In addition, the necessary Clean Air Act permits may not be received by TransContinental in time for the start-up of Phase II. In that event, TransContinental may not be able to run certain equipment at maximum capacity until such permits are received.

     Benzene Waste NESHAPS. The National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations (the "Benzene Waste NESHAPS"), promulgated in January 1993 pursuant to the Clean Air Act, regulate benzene emissions from numerous industries, including petroleum refineries. The Benzene Waste NESHAPS require all existing, new, modified or reconstructed sources to reduce benzene emissions to a level that will provide an ample margin of safety to protect public health. TransContinental will be required to comply with the Benzene Waste NESHAPS as its refinery operations start up. TARC believes that compliance with the Benzene Waste NESHAPS will not have a material adverse effect on TransContinental's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

     Hazardous Organic NESHAPS. In addition, in 1995, the EPA promulgated National Emission Standards for Hazardous Air Pollutants for Hazardous Organics (the "Hazardous Organic NESHAPS") regulations for petroleum refineries under the Clean Air Act, and subsequently has amended such regulations. These regulations set Maximum Achievable Control Technology ("MACT") standards for petroleum refineries. The LDEQ has incorporated MACT standards into TARC's air permits under federal and state air pollution prevention laws. TARC believes that compliance with the Hazardous Organics NESHAPS will not have a material adverse effect on TransContinental's financial position, results of operations or cash flow. Until the refinery is in full operation, however, there can be no assurance that the regulations will not have such an effect.

     Reformulated Gasoline Program. The EPA has promulgated federal regulations pursuant to the Clean Air Act to control fuels and fuel additives (the "Gasoline Standards") that could have a material adverse effect on TransContinental. Under these regulations, only reformulated gasoline can be sold in certain domestic geographic areas in which the EPA has mandated or approved its use. Reformulated gasoline must contain a minimum amount of oxygen, have a lower vapor pressure, and have reduced sulfur, olefins, benzene and aromatics compared to the average 1990 gasoline. The EPA recently promulgated final National Ambient Air Quality Standards ("NAAQS") that revise the standards for particulate matter and ozone. The number and extent of the areas subject to reformulated gasoline standards likely will increase in the future after the NAAQS are implemented. Conventional gasoline may be used in all other domestic markets; however, a refiner's post-1994 average conventional gasoline must not be more polluting than it was in 1990. With limited

                       TRANSAMERICAN REFINING CORPORATION
exceptions, to determine its compliance as of January 1, 1995, a refiner must compare its post-1994 and 1990 average values of controlled fuel parameters and emissions. The Gasoline Standards recognize that many gasoline refiners may not be able to develop an individual 1990 baseline for a number of reasons, including, for example, lack of adequate data or the absence or limited scope of operations in 1990. Under such circumstances, the refiner must use a statutory baseline reflecting the 1990 industry average. The EPA has authority, upon a showing of extenuating circumstances by a refiner, to grant an individual adjusted baseline or other appropriate regulatory relief to that refiner.

     TARC filed a petition with the EPA requesting an individual baseline adjustment or other appropriate regulatory relief based on extenuating circumstances, including that the refinery was not in operation in 1990 (and thus there is no 1990 average for purposes of the necessary comparison) and the fact that the start-up of the refinery is to occur on a phased-in basis. The EPA denied TARC's initial request for an individual baseline adjustment and other regulatory relief. TARC recently submitted a revised petition. TransContinental anticipates that it will continue to pursue regulatory relief with the EPA. However, regulatory relief may not be granted. Any action taken by the EPA may have a material adverse effect on TransContinental's future financial position, results of operations or cash flow.

     Requirements Under the Federal Clean Water Act. The federal Clean Water Act regulates the discharge of industrial wastewater and stormwater into waters of the United States through the use of discharge permits. The EPA has delegated the federal pollution discharge permit program in Louisiana to the LDEQ. TARC's pollution discharge permit expired in 1992; however, TARC submitted a permit renewal application to the LDEQ before the expiration date, which allowed TARC to continue to operate under the old permit beyond its original expiration date. Since then, TARC has identified engineering, design and process changes to its wastewater discharges and treatment system that are not currently reflected in its permit application. TARC has informed the LDEQ that it will be submitting an amended permit application to reflect these changes in the near future. The LDEQ may include more stringent discharge limitation in the new permit or request certain changes to processes at the refinery that may require additional expenditures that could have a material adverse effect on TransContinental's financial position, results of operations or cash flow.

     Cleanup Matters. The refinery is subject to federal, state and local laws, regulations and ordinances that impose liability for the costs of clean up related to, and certain damages resulting from, past spills, disposals or other releases of hazardous substances and govern the use, storage, handling and disposal of such substances. The refinery's operations generate, and in the past have generated, hazardous substances. Over the past several years, TARC has been, and to a limited extent continues to be, engaged in environmental cleanup or remedial work relating to or arising out of operations or activities at the refinery. In addition, TARC has been engaged in upgrading its solid waste facilities, including the closure of several waste management units. Similar to numerous other industrial sites in the state, the refinery has been listed by the LDEQ on the federal Comprehensive Environmental Response, Compensation and Liability Information System, as a result of TARC's prior waste management activities (as discussed below).

     In 1991, the EPA performed a facility assessment at the refinery. A follow up assessment was commenced in March 1996. In July 1996, the EPA and the LDEQ agreed that the LDEQ was would serve as the lead agency with respect to the investigation and remediation of areas of concern identified in the investigations. TARC, under a voluntary initiative approved by the LDEQ, submitted a work plan to the LDEQ to determine which areas may require further investigation and remediation. The LDEQ requested additional information and TARC submitted such information in January 1998. Based on the workplan submitted and additional requests by the LDEQ, TARC believes that any further action will not have a material adverse effect on TransContinental's financial position, results of operations or cash flow. However, because the work plans have not yet been approved, the LDEQ or the EPA may require additional remediation or investigation.

                       TRANSAMERICAN REFINING CORPORATION

     TARC has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), for the cleanup of contamination from hazardous substances at three Superfund sites. It has been alleged that TARC, or its predecessors, sent hazardous substances in the past to these sites. CERCLA requires cleanup of sites from which there has been a "release" or threatened release of "hazardous substances" (as such terms are defined under CERCLA). Past and present owners and operators of a site, as well as generators and transporters of wastes to a site from which hazardous substances are released, may be considered potentially responsible for the costs of investigating and cleaning up such releases, among other damages. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for the entire amount of necessary cleanup costs. As a practical matter, at sites where there are multiple potentially responsible parties for a cleanup, the costs of cleanup typically are allocated according to a volumetric or other standard among the parties. A number of states have laws similar to Superfund, pursuant to which cleanup operations, or the costs thereof, also may be imposed.

     At one Superfund site, TARC has submitted information to the EPA indicating that it should have no liability for this matter. With respect to the remaining two sites, TARC's liability for each such matter has not been determined. TARC anticipates that it may incur costs related to the cleanup at each such site (and possibly including additional costs arising in connection with any recovery or other actions brought pursuant or relating to such matters). TARC believes that its or TransContinental's ultimate environmental liabilities will not be significant. This determination is based in part on review of the data available to TARC regarding the basis of TARC's alleged liability at each site. Depending on the circumstances of the particular Superfund site, other factors are analyzed, including, for example, the relationship of TARC to each such site, the volume of wastes TARC is alleged to have contributed to each such site in comparison to other responsible parties (without giving effect to the ability of any other responsible parties to contribute to or pay for any liabilities incurred) and the range of likely cleanup costs at each such site. However, it is not possible at this time to determine the ultimate environmental liabilities, if any, that may arise from the matters discussed above.

     In September 1997, TARC purchased a tank storage facility located adjacent to the refinery for a cash purchase price of $40 million (which does not include a $3.1 million liability recorded for environmental remediation, as discussed below). Environmental investigations conducted by the previous owner of the facilities indicated soil and groundwater contamination in several areas on the property. As a result, the former owner submitted to the LDEQ plans for the remediation of significant indicated contamination in such areas. TARC has analyzed these investigations and has carried out further Phase II environmental assessments to verify their results. TARC intends to incorporate any required remediation into its ongoing work at the refinery. In connection with the purchase of the facilities, TARC agreed to indemnify the seller for all cleanup costs and certain other damages resulting from contamination of the property. TARC created a $5 million escrow account to fund required remediation costs and indemnification claims by the seller. As a result of TARC's Phase II Environmental Assessment, TARC believes that the amount in escrow should be sufficient to fund the remediation costs associated with identified contamination. However, because the LDEQ has not yet approved certain of the remediation plans, the funds set aside in the escrow account may not be sufficient to pay all required remediation costs. As of October 31, 1998, TARC had recognized a liability of $3.1 million for this contingency.

     TEC and TARC have indemnified TCR Holding, TransContinental and the Purchasers with respect to certain representations and warranties made in the Securities Purchase Agreement and Asset Transfer Agreements executed in connection with the Transaction, including representations and warranties regarding environmental compliance.

                       TRANSAMERICAN REFINING CORPORATION

  Purchase Commitments

     TARC has various purchase commitments for materials, supplies and services incidental to the ordinary course of business and for the Capital Improvement Program. As of October 31, 1998, TARC had commitments for refinery construction and maintenance of approximately $48.0 million.

  Processing Agreements

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the three and nine months ended October 31, 1998 and 1997, TARC processed approximately 0.8 million barrels, 1.6 million barrels, 0 barrels and 6.4 million barrels, respectively, pursuant to the processing agreement. Income (loss) from this processing agreement was $2.1 million, $3.9 million, $(0.1) million and $3.1 million for the three and nine months ended October 31, 1998 and 1997, respectively.

  Registration Rights Agreement

     TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC had accrued approximately $0.1 million in liquidated damages as of October 31, 1998. Such amount accrued at a rate of $10,000 per week from July 28, 1998 until November 25, 1998, and thereafter at a rate of $30,000 per week until such date as the registration statement is declared effective.

8. TRANSACTIONS WITH AFFILIATES

     Southeast Contractors, a subsidiary of TransAmerican, has provided construction personnel to TARC in connection with the Capital Improvement Program and will continue to provide such personnel to TransContinental under a new contract. These construction workers are temporary employees, and the number and composition of the workforce will vary throughout the Capital Improvement Program. Southeast Contractors charged TARC for the direct costs it incurs (which consist solely of employee payroll and benefits) plus administrative costs and fees of up to $2.0 million per year. Total labor costs charged by Southeast Contractors for the three and nine months ended October 31, 1998 and 1997 were $19.8 million, $101.8 million, $17.1 million and $26.8 million, respectively, of which $9.7 million and $2.0 million were payable at October 31, 1998 and January 31, 1998, respectively.

     On June 13, 1997, the Company entered into a services agreement with TransAmerican, TransTexas and TEC. Under the agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provides advisory services to TransTexas, TARC and TEC. During the three and nine months ended October 31, 1998, TARC recognized $1.5 million and $4.6 million in service agreement expense, of which $2.1 million and $3.4 million was payable to TransTexas and TransAmerican, respectively, as of October 31, 1998. In connection with the Transaction, TransTexas will enter into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR Holding and TransContinental) and a separate Amended and Restated Services Agreement with TCR Holding and TransContinental.

     TEC has made advances to TARC pursuant to a $50 million promissory note (the "TARC Working Capital Loan") due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the

                       TRANSAMERICAN REFINING CORPORATION
average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. As of October 31, 1998, the outstanding balance of the note was $47.0 million. At December 15, 1998, the outstanding balance of the note was $49.5 million. In connection with the Transaction, $6.0 million was repaid to TEC and the obligations under the note were assumed by TCR Holding.

     During the nine months ended October 31, 1998, TEC contributed $12.8 million to TARC for general corporate purposes and $116.1 million for use in the Capital Improvement Program from funds available in a disbursement account intended for such purposes.

     Subsequent to October 31, 1998, TARC entered into an intercompany bridge loan with TEC for an aggregate principal amount of $25 million. In connection with the Transaction, approximately $25 million of the proceeds of the Notes was used to repay the intercompany bridge loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  General

     TARC's refinery was inoperative from January 1983 through February 1994. During this period, TARC's revenues were derived primarily from tank rentals and its expenses consisted of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The No. 2 Vacuum Unit was operated intermittently between March 1994 and January 1997. The No. 2 Vacuum Unit recommenced operations in May 1998 and the No. 2 Crude Unit commenced operations in June 1998. The Delayed Coking Unit, HDS Unit and Sulfur Recovery System have also commenced operations. TARC does not consider its historical results to be indicative of future results.

     TARC's historical results of operations are dependent on the operating status of certain units within its refinery, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change the refinery's throughput capacity, the feedstocks processed, and refined product yields.

     As described in Note 2 to the accompanying condensed financial statements, on December 15, 1998, TARC completed the Transaction resulting in the transfer of the refinery assets to TCR Holding in exchange for an equity interest in TCR Holding. TCR Holding subsequently transferred the refinery assets to its wholly owned subsidiary, TransContinental. Also as part of the Transaction, TARC sold a majority of the capital stock of TCR Holding to third parties. As a result, subsequent to December 15, 1998, TARC will not report any operating results, but will report its pro rata share of net earnings and losses of TCR Holding, dividend income, if any on the TCR Voting Preferred Stock and interest expense on the TARC Intercompany Loan and the TARC Subordinated Notes. TARC expects to report a loss on disposition of the stock of TCR Holding of approximately $121 million in the fourth quarter of fiscal 1999.

  Three Months Ended October 31, 1998, Compared with the Three Months Ended October 31, 1997

     TARC's revenues for the three months ended October 31, 1998 resulted primarily from sales of finished and intermediate products. The average price of approximately 0.9 million barrels of finished products sold was $15.45 per barrel, and the average price of 3.4 million barrels of intermediate products sold was $13.29 per barrel. Finished products include primarily distillate, diesel, kerosene, No. 2 fuel oil and liquid petroleum gas. Intermediate products include primarily cutter, vacuum gas oil and naphtha. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

     Cost of products sold of $59.0 million for the three months ended October 31, 1998 related to the refining of approximately 4.2 million barrels of feedstocks at an average price of $14.15 per barrel.

     During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but processed feedstocks in exchange for a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $2.1 million and a loss of $0.01 million for the three months ended October 31, 1998 and 1997, respectively.

     Operations and maintenance expense for the three months ended October 31, 1998 increased to $8.3 million from $2.8 million for the same period in 1997, primarily due to the commencement of operations of certain units in Phase I of the Capital Improvement Program.

     Depreciation and amortization expense for the three months ended October 31, 1998 increased to $4.2 million from $2.0 million for the same period in 1997, primarily due to placing into operation certain units in Phase I of the Capital Improvement Program.

     General and administrative expenses for the three months ended October 31, 1998 decreased to $5.2 million from $6.0 million for the same period in 1997. The decrease was primarily due to a write-off of certain intangible assets offset by an increase in payroll.

     Taxes other than income taxes for the three months ended October 31, 1998 increased to $1.3 million from $0.9 million for the same period in 1997, primarily due to increased franchise taxes.

     Interest income for the three months ended October 31, 1998 decreased to $0.7 million from $2.0 million for the same period in 1997, primarily due to lower cash balances available for investment. Net interest expense for the three months ended October 31, 1998 decreased to $2.8 million from $7.1 million for the same period in 1997, due primarily to increased interest capitalization. During the three months ended October 31, 1998, TARC capitalized approximately $43.4 million of interest related to Capital Improvement Program additions compared to $23.3 million for the three months ended October 31, 1997.

     In September 1997, TARC sold approximately 8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution.

  Nine Months Ended October 31, 1998, Compared with the Nine Months Ended October 31, 1997

     TARC's revenues for the nine months ended October 31, 1998 resulted primarily from sales of finished and intermediate products. The average price of approximately 1.0 million barrels of finished products sold was $15.42 per barrel, and the average price of the 3.9 million barrels of intermediate products sold was $13.39 per barrel. Finished products primarily include distillate, diesel, kerosene, No. 2 fuel oil and liquid petroleum gas. Intermediate products primarily include cutter, vacuum gas oil, and naphtha. Other revenues consisted primarily of rental income from TARC's tank storage facility acquired in September 1997.

     Cost of products sold of $66.8 million for the nine months ended October 31, 1998 related to the refining of approximately 4.8 million barrels of feedstocks at an average price of $14.06 per barrel.

     During 1998 and 1997, TARC entered into processing arrangements whereby TARC did not take title to feedstocks or refined products but processed feedstocks in exchange for a fee based on margins, if any, realized by the counterparty to the arrangement. TARC retained all market and production risks related to barrels processed. These arrangements, which are recorded net in the statement of operations, resulted in income of $3.9 million and $3.1 million for the nine months ended October 31, 1998 and 1997, respectively.

     Operations and maintenance expense for the nine months ended October 31, 1998 increased to $14.1 million from $10.7 million for the same period in 1997, primarily due to the commencement of operations of certain units in Phase I of the Capital Improvement Plan.

     Depreciation and amortization expense for the nine months ended October 31, 1998 increased to $8.7 million from $5.4 million for the same period in 1997, primarily due to placing into operations certain units in Phase I of the Capital Improvement Program.

     General and administrative expenses increased to $17.2 million for the nine months ended October 31, 1998 from $11.0 million for the same period in 1997. The increase was primarily due to increased salaries and training for personnel added upon commencement of refinery operations, services agreement fees and increased professional fees.

     Taxes other than income taxes for the nine months ended October 31, 1998 increased to $3.6 million from $2.7 million for the same period in 1997, primarily due to increased franchise taxes.

     Loss on purchase commitments of $4.8 million for the nine months ended October 31, 1997 related to a commitment to purchase 0.6 million barrels of feedstock. These barrels have been sold to a third party and the Company has processed the barrels pursuant to a processing agreement with the third party.

     Interest income for the nine months ended October 31, 1998 increased to $4.4 million from $3.0 million for the same period in 1997, primarily due to the temporary investment of proceeds from the TARC

Intercompany Loan and Senior Subordinated Notes. Net interest expense for the nine months ended October 31, 1998 decreased to $10.8 million from $13.9 million for the same period in 1997, due primarily to increased interest capitalization. During the nine months ended October 31, 1998, TARC capitalized approximately $118.7 million of interest related to Capital Improvement Program additions compared to $64.9 million for the nine months ended October 31, 1997.

     The equity in loss of TransTexas for the nine months ended October 31, 1998 of $(0.2) million reflects TARC's equity interest in TransTexas through April 30, 1998. TARC distributed all of its shares of TransTexas common stock to TEC in April 1998. Equity in income of TransTexas before extraordinary item for the nine months ended October 31, 1997 of $45.2 million was due primarily to a $540 million gain on the sale by TransTexas of a subsidiary. In September 1997, TARC sold approximately 8.5 million shares of TransTexas common stock pursuant to the TransTexas Share Repurchase Program. TARC received $136.2 million in connection with the repurchase, of which $124.5 million (representing the excess of the cash received over TARC's carrying value of the stock) was recorded as a capital contribution. TARC recognized equity in an extraordinary item of TransTexas of $(10.2) million for the nine months ended October 31, 1997. The extraordinary loss of TransTexas is attributable to a loss on the early extinguishment of debt as a result of the repurchase by TransTexas of its Senior Secured Notes and the Subordinated Notes Exchange Offer.

     The loss on the early extinguishment of debt of $1.3 million for the nine months ended October 31, 1998 is a result of the redemption of $7.0 million of TARC Notes in February 1998. The loss on the early retirement of debt of $84.4 million for the nine months ended October 31, 1997 was a result of the completion of the TARC Notes Tender Offer.

     The cumulative effect of a change in accounting principle of $2.7 million for the nine months ended October 31, 1998 relates to TARC's change to the deferred method of accounting for turnaround costs from the accrual method, as described in Note 4 of Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     TARC has historically incurred losses and negative cash flow from operating activities as a result of limited refinery operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements (including debt service) and losses on refined product sales and processing arrangements. As a result of the Transaction, TARC will no longer operate the refinery, and will be dependent primarily on dividends from TCR Holding in order to meet its debt service and working capital requirements. TCR Holding is a holding company with no business operations. TCR Holding's only sources of liquidity will be dividends on the TransContinental common stock that it holds and proceeds from the sale of such TransContinental common stock. TransContinental will have no obligation to make dividends or other distributions to TCR Holding. TransContinental will be able to pay dividends only if it has sufficient cash from operations. In addition, TransContinental's ability to make dividends or other distributions on its common stock is restricted by the Indenture governing the Notes and terms of the TransContinental Preferred Stock. TransContinental's ability to make dividends or other distributions under the Indenture will be dependent, in part, on a determination by the independent engineer who will be appointed in connection with the Transaction to monitor construction of the refinery on behalf of the holders of the Notes (the "Independent Engineer") of whether the following funds are sufficient to complete the Capital Improvement Program: funds in the Disbursement Account (as defined), plus 50% of Projected Net Operating Cash Flow (as defined) for the 90-day period commencing on the date a dividend is declared, plus an amount equal to the portion of the proceeds of the Port Commission Bond Financing (as defined) held by the entity serving as collateral agent or in a similar capacity with respect to such financing plus, without duplication, cash on hand that has been approved by TransContinental's Board of Directors to be escrowed in a segregated account and allocated only for the purpose of completion of the Capital Improvement Program. If any capital project is added to the Capital Improvement Program that cannot be fully funded out of cash flow (as defined) during the relevant 90-day period plus such other sources of funds, the Indenture will prohibit payment of dividends to TCR Holding. The Capital Improvement Program may be amended at any time by TransContinental's Board of Directors. Dividends or distributions might not be made by TransContinental on its common stock, or, if made, might not be sufficient to satisfy TCR Holding's obligations, including under the terms of the TCR

Voting Preferred Stock and the TARC Working Capital Loan. Therefore, TARC may not be able to satisfy its working capital and debt service obligations. As a result, TARC's investment in TCR Holding, including the carrying value of the TCR Voting Preferred Stock, could be impaired or TARC may not be able to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As of October 31, 1998, TARC and TEC had deposited an aggregate of $529 million into accounts (collectively, the "TARC Disbursement Account") from which disbursements were made pursuant to a disbursement agreement, as amended (the "Disbursement Agreement") among TARC, TEC, Firstar Bank of Minnesota, N.A., as trustee (the "TEC Indenture Trustee") under the indenture governing the TEC Notes (the "TEC Notes Indenture"), Firstar Bank of Minnesota, N. A., as Disbursement Agent, and Baker & O'Brien, Inc., as Construction Supervisor. See
Note 4 of Notes to Condensed Financial Statements. Of these funds, $427 million was designated for the Capital Improvement Program, approximately $25.5 million was designated for general and administrative expenses, $7 million was designated for outstanding accounts payable, $50 million was designated for working capital upon completion of the Delayed Coking Unit and certain supporting units and $19 million was designated for the payment of interest on, or the redemption, purchase, defeasance or other retirement of, the outstanding TARC Notes. As of October 31, 1998, substantially all of the amounts deposited in the TARC Disbursement Account had been expended for the designated purposes.

     In April 1996, TARC entered into a processing agreement with a third party to process feedstocks. Under the terms of the agreement, the processing fee earned from the third party is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. During the nine months ended October 31, 1998 and 1997, TARC processed approximately 1.6 million barrels and 6.4 million barrels, respectively, pursuant to the processing agreement. Income from this processing agreement was $3.9 million and $3.1 million for the nine months ended October 31, 1998 and 1997, respectively.

     TARC had an obligation under its Registration Rights Agreement with the holders of its Senior Subordinated Notes to have its registration statement on Form S-4 relating to the Exchange Offer for the Senior Subordinated Notes declared effective by the Securities and Exchange Commission by July 28, 1998. As a result of its failure to meet its obligation under the Registration Rights Agreement, TARC had accrued approximately $0.1 million in liquidated damages as of October 31, 1998. Such amount accrued at a rate of $10,000 per week from July 28, 1998 until November 25, 1998, and thereafter at a rate of $30,000 per week until such date as the registration statement is declared effective.

     TEC had made advances to TARC pursuant to a $50 million promissory note due June 14, 2002 which bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of TARC's note to TEC and the average outstanding balance of all notes between TransTexas and TEC. Interest payments are due and payable each June 15 and December 15. As of October 31, 1998, the outstanding balance under the note was $47.0 million. At December 15, 1998, the outstanding balance of the note was $49.5 million. In connection with the Transaction, $6.0 million was repaid to TEC and the obligations under the note were assumed by TCR Holding.

     Subsequent to October 31, 1998, TARC entered into an intercompany bridge loan with TEC for an aggregate principal amount of $25 million. In connection with the Transaction, approximately $25 million of the proceeds of the Notes was used to repay the intercompany bridge loan.

     In connection with the Transaction, TARC, TEC and TransContinental expect to enter into an expense reimbursement agreement pursuant to which certain of TARC's and TEC's expenses related to compliance with existing debt instruments will be reimbursed by TransContinental.

     During the nine months ended October 31, 1998, TEC contributed $12.8 million to TARC for general corporate purposes and $116.1 million for use in the Capital Improvement Program from funds available in a disbursement account intended for such purposes.

     Environmental compliance and permitting issues are an integral part of the capital expenditures anticipated in connection with the expansion and modification of the refinery. TARC does not expect TransContinental to incur any additional significant expenses for environmental compliance during fiscal 1999 other than those budgeted for the Capital Improvement Program; however, TransContinental will control any changes to the Capital Improvement Program and the budget therefor. There is no assurance that costs incurred to comply with environmental laws will not have a material adverse effect on TARC's future financial condition, results of operations or cash flow. TARC also has contingent liabilities with respect to certain legal proceedings as more fully described in Note 7 of Notes to Condensed Financial Statements.

IMPACT OF YEAR 2000 ISSUE

     The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause information technology ("IT") systems to malfunction in and around the Year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The Year 2000 problem will potentially impact the refining industry because information necessary to monitor and control various process units is controlled by computers. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as the various equipment utilized in the refining process and other non-IT systems.

     TARC has defined a Year 2000-compliant system as one capable of correct identification, manipulation and calculation when processing data in connection with the year change from December 31, 1999 to January 1, 2000. A Year 2000-compliant system is also capable of correct identification, manipulation and calculation using leap years both along and in conjunction with other dates.

     Not all of TARC's systems that were transferred to TransContinental are compliant under the above definition. However, TARC has addressed and expects TransContinental to continue to address the issues associated with this problem in the following manner:

     - In the first stage, TARC commenced preparation of an inventory of all IT and non-IT systems, as well as equipment that could have embedded chips, whether or not critical to the operation of the refinery. TARC also compiled a listing of material relationships with third parties with which TARC conducts business. These relationships include contractors, suppliers and public utilities. This stage of the Year 2000 compliance process is approximately 95% complete.

     - In stage two, TARC is assessing the results of the inventory done in the first stage to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For internal systems, actions needed range from obtaining vendor certification of Year 2000 compliance, remediating internal systems or replacing systems and equipment that cannot be remediated. This stage is approximately 85% complete with respect to internal systems. Major outstanding items include receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. TARC has determined a course of action for remediation or replacement of all identified critical internal systems. This stage will also include surveying and obtaining information about Year 2000 readiness of its material third-party relationships, including those of service providers such as TransTexas. Contingency plans will be developed for those third parties that cannot satisfactorily demonstrate Year 2000 compliance.

     - The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from the refinery's vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. TARC has been upgrading packaged software throughout the organization. TARC began implementation of a new financial reporting software system on September 1, 1998 that will handle the recording of all financial transactions to the general ledger, accounts payable, accounts receivable and other subledgers, as well as facilitate the reporting of financial results. Several operational systems are in various stages of implementation, which should be completed prior to June 1999. The vendors of these new systems have provided certification that their respective software packages are Year 2000 compliant according to TARC's definition. The refinery is also heavily dependent upon the power infrastructure serving the refinery and would be subject to business interruptions as a result of the failure of those systems. TARC opened communication with these third parties in order to obtain assurances regarding Year 2000 readiness.

     - The last stage of the implementation process, which is approximately 40% complete, includes testing all of the changes implemented individually and integrating those changes with all of the systems of the refinery and its suppliers and customers. Various forms of testing are used depending on the type of change implemented. Each upgrade, to the extent economically feasible, will be run through a test environment before it is implemented. It is then tested to see how well it integrates into the refinery's overall IT environment. TARC has not employed any independent verification processes of its systems' tests.

     As of October 31, 1998, TARC had incurred costs of approximately $3 million with respect to its Year 2000 compliance program. TARC anticipates additional costs of approximately $1 million to complete the Year 2000 compliance program.

     Despite TARC's best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of TARC's control that could affect readiness for the Year 2000. Although TARC believes that Year 2000 compliance will be accomplished by the implementation of the program described above, there could be operational issues with the new systems implemented that prevent resolution of the Year 2000 compliance issue in a timely manner. In such event, the refinery could be required to implement a contingency plan for Year 2000 compliance. The refinery could select from several alternative plans including remediation of its software, installation of other third party vendor software or some combination of alternatives. Substantial completion of these plans is expected by September 30, 1999 with continual refinement to the plans ongoing until all of the refinery's critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

     The potential impact of the Year 2000 problem on the refinery could be material, as virtually every aspect of the refining process will be affected. The refinery may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding TARC's financial position, business strategy, plans and objectives of management for future operations and expansion and modification of the refinery, sources of funds and capital expenditures, including but not limited to words such as "anticipates," "expects," "believes," "estimates," "intends," "projects" and "likely" indicate forward-looking statements. TARC's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, engineering problems, work stoppages, further cost overruns, personnel or materials shortages, fluctuations in commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets, competition and lack of majority control over the operations of TransContinental.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Note 7 of Notes to Condensed Financial Statements for a discussion of TARC's legal proceedings.

ITEM 5. OTHER INFORMATION.

     The following table sets forth certain information with respect to the Capital Improvement Program, including the original budget as of June 13, 1997, expenditures as of October 31, 1998 and the revised budget as of October 31, 1998:

                                                  ORIGINAL       EXPENDITURES TO       REVISED
                                                  BUDGET(1)    OCTOBER 31, 1998(2)    BUDGET(3)
                                                 -----------   -------------------   -----------
                                                 (DOLLARS IN       (DOLLARS IN       (DOLLARS IN
                                                  MILLIONS)         MILLIONS)         MILLIONS)
PHASE I:
  Crude Unit...................................    $  3.0            $  8.4            $  8.9
  Delayed Coking Unit..........................      27.0              77.9              81.2
  Naphtha Pretreater...........................      12.0              21.5              24.0
  No. 2 Reformer(4)............................       9.0               2.1              14.6
  HDS Unit.....................................      24.0              40.8              49.5
  Sulfur Recovery System.......................      53.0              65.8              73.7
  Offsite Facilities/Tankage...................      46.0              87.8              96.6
  Other........................................       3.0               0.5               0.4
  Engineering and Administrative...............       7.0              16.2              16.2
  Contingencies(4).............................      39.0                --               5.0
                                                   ------            ------            ------
          Total Phase I........................     223.0             321.0             370.1
                                                   ------            ------            ------
PHASE II:
  FCC Unit.....................................     115.0             127.3             204.4
  FCC Flue Gas Scrubber........................      14.0               9.8              14.4
  Alkylation Unit..............................      24.0              21.8              57.6
  Offsite Facilities/Tankage...................      26.0              19.6              40.7
  Other........................................       2.0                --                --
  Engineering and Administrative...............       3.0               1.8               4.0
  Fee to Contractor............................        --                --               5.0
  Contingencies(5).............................      20.0                --              16.0
                                                   ------            ------            ------
          Total Phase II.......................     204.0             180.3             342.1
                                                   ------            ------            ------
          Total Phase I and Phase II...........    $427.0            $501.3            $712.2
                                                   ======            ======            ======

---------------

(1) Budget as of June 13, 1997 for estimated expenditures from June 13, 1997 to completion.

(2) From June 13, 1997 through October 31, 1998. In addition to these expenditures, approximately $52 million of work has been completed but not yet paid as of October 31, 1998.

(3) Revised budget as of October 31, 1998 for estimated expenditures from June 13, 1997 to completion.

(4) The No. 2 Reformer will not be considered part of Phase I for purposes of the Phase I performance tests required to be met by the Indenture governing the Notes.

(5) To the extent expenditures have exceeded or are expected to exceed the approved capital budget for a unit or units, the contingencies portion of the budget is allocated to specific units.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         27.1            -- Financial Data Schedule

(b) Reports on Form 8-K

     1. The following reports on Form 8-K were filed during the quarter ended October 31, 1998:

          a. Form 8-K dated August 31, 1998 to report under Item 5 information contained in a press release issued by the Company on the same day.

          b. Form 8-K dated September 1, 1998 to report under Item 5 information contained in a press release issued by the Company on the same day.

     2. The following report on Form 8-K was filed subsequent to October 31, 1998:

          a. Form 8-K dated December 11, 1998 to report under Item 5 the filing of certain documents related to the Transaction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSAMERICAN REFINING CORPORATION
                                                      (Registrant)

December 21, 1998                       By:      /s/ R. GLENN MCGINNIS
                                           -------------------------------------
                                                     R. Glenn McGinnis
                                                  Chief Executive Officer

December 21, 1998                       By:          /s/ ED DONAHUE
                                           -------------------------------------
                                                        Ed Donahue
                                               Vice President and Secretary
                                            (Principal Financial and Accounting
                                                         Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         27.1            -- Financial Data Schedule